Form 10-Q
period 2012-09-30
Taylor Consulting Inc.
filed 2012-11-14
CIK 1544597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Taylor Consulting Inc.
(Exact name of registrant as specified in its charter)

Delaware	333- 181226	30-0721344
(State or other jurisdiction of incorporation or organization)	(SEC File Number)	IRS I.D.

65 Ursini Dr Hamden, Ct	06514
(Address of principal executive offices)	(Zip Code)

Telephone: 619-301-8645

16124 Rosecrans Ave #3H La Mirada CA 90638
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2012 there were 8,020,000 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

Taylor Consulting, Inc.

(A Development Stage Company)

September 30, 2012

Index to the Financial Statements

ContentsPage(s)

Balance Sheet at September 30, 2012 (Unaudited) and March 31, 2012	F-2

Statement of Operations for the three and six month ended September 30, 2012 and for the Period from February 29, 2012 (Inception) through September 30, 2012 (Unaudited)	F-3

Statement of Stockholder’s Equity for the Period from February 29, 2012 (Inception) through September 30, 2012 (Unaudited)	F-4

Statement of Cash Flows for the six months ended September 30, 2012 and for the Period from February 29, 2012 (Inception) through September 30, 2012 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

PART I — FINANCIAL INFORMATION

TAYLOR CONSULTING, INC.
( A Development Stage Company)
Balance Sheets

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$62,064	$14,185

Total Current Assets	62,064	14,185

OFFICE EQUIPMENT
Office equipment	908	-
Accumulated depreciation	(119)	-

Office Equipment, net	789	-

Total Assets	$62,853	$14,185

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Income tax payable	3,035	3,035
Accrued expenses	6,000	525
Advances from stockholder	1,111	802

Total Current Liabilities	10,146	4,362

STOCKHOLDERS' EQUITY:
Preferred stock: $0.000001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.000001 par value; 90,000,000 shares authorized;
8,020,000 and 5,000,000 shares issued and outstanding, respectively	8	5
Additional paid-in capital	58,232	100
Earnings (deficit) accumulated during the development stage	(5,533)	9,718

Total Stockholders' Equity	52,707	9,823

Total Liabilities and Stockholders' Equity	$62,853	$14,185

 See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
( A Development Stage Company)
Statements of Operations

	For the Three	For the Six	For the Period from February 29, 2012
	Months ended	Months ended	(inception) through
	September 30, 2012	September 30, 2012	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$22,712	$42,951	$57,031

Cost of revenue	15,291	21,275	22,077

Gross Profit	7,421	21,676	34,954

OPERATING EXPENSES:
Officer's Compensatio	4,800	13,632	13,632
Professional fees	4,668	19,275	19,800
General and administrative	476	4,020	4,020

Total operating expenses	9,944	36,927	37,452

Income (loss) before income taxes	(2,523)	(15,251)	(2,498)

Income tax provision
Federal	-	-	1,913
State	-	-	1,122

Total income tax provision	-	-	3,035

NET LOSS	$(2,523)	$(15,251)	$(5,533)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	8,020,000	6,666,738

See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
( A Development Stage Company)
Statement of Stockholders' Equity
For the Period from February 29, 2012 (Inception) through September 30, 2012
(Unaudited)

				Earnings (Deficit)
	Common Stock, $0.000001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity
February 29, 2012 (Inception)	-	$-	$-	$-	$-

Capital contribution			100	-	100

Common stock issued for cash at $0.000001 per
share on March 13, 2012	5,000,000	5	-	-	5

Net income				9,718	9,718

Balance, March 31, 2012	5,000,000	5	100	9,718	9,823

Common stock issued for cash at $0.02 per
share on June 21, 2012	3,020,000	3	58,132		58,135

Net loss				(15,251)	(15,251)

Balance, September 30, 2012	8,020,000	$8	$58,232	$(5,533)	$52,707

See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
( A Development Stage Company)
Statements of Cash Flows

		For the Period from
	For the Six Months	February 29, 2012
	ended	(inception) through
	September 30, 2012	September 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,251)	$(5,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	119	119
Changes in operating assets and liabilities:
Income tax payable	-	3,035
Accrued expenses	5,475	6,000

NET CASH USED IN OPERATING ACTIVITIES	(9,657)	3,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(908)	(908)

NET CASH USED IN INVESTING ACTIVITIES	(908)	(908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	309	1,111
Capital contribution	-	100
Proceeds from sale of common stock, net	58,135	58,140

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,444	59,351

NET CHANGE IN CASH	47,879	62,064

Cash at beginning of period	14,185	-

Cash at end of period	$62,064	$62,064

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Taylor Consulting, Inc.
 (A Development Stage Company)
September 30, 2012
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Taylor Consulting, Inc. (the “Company”) was incorporated on February 29, 2012 under the laws of the State of Delaware. Initial operations have included organization and incorporation, target market identification, new service development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has generated minimal revenues since inception.  The Company is engaged in consulting to improve performance enhancement and maximization of basketball related activities.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period February 29, 2012 (inception) through March 31, 2012 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which became effective on September 11, 2012.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company recognized nominal amount of revenues, it is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not fully commenced.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision; and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, income tax payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholder, if any, due to their related party nature.

Fiscal Year-End

The Company elected March 31st as its fiscal year-end date.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Computer Equipment

Computer equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of computer equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) years.  Upon sale or retirement of computer equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. adescription of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2012.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012, a net loss and net cash used in operating activities for the interim period then ended.  These factor raises substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

September 30, 2012

Computer equipment	$908

Less accumulated depreciation	(119)

$789

Depreciation expense

Depreciation expense for the nine months ended September 30, 2012 was $119.

Note 5 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares of which Five Million (10,000,000) shares shall be Preferred Stock, par value $0.000001 per share, and Ninety Five Million (90,000,000) shares shall be Common Stock, par value $0.000001 per share.

Common Stock

On March 13, 2012, the Company sold 5,000,000 shares of its common stock to its founder at $0.000001 per share or $5 in aggregate.

During April 2012, the Company sold 3,020,000 shares of its common stock to thirty-five (35) foreign investors at a price of $.02 per share for aggregate consideration of $60,400. Total proceeds of $58,135 were deposited to the Company’s bank account, net of a $2,265 loss in the foreign currency exchange rate.

Capital Contribution

In March 2012, the Company’s Chief Executive Officer contributed $100 for general working capital to the Company.

During the interim period ended June 30, 2012, $15,132 of operating expenses were paid on behalf of the Company by its Chief Executive Officer and recorded as a capital contribution. As of September 30, 2012, the recorded capital contribution of $15,132 was re-classed as loan payable and repaid.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

For the interim period ended September 30, 2012, the Company’s stockholder paid $1,111 of expenses associated with the generation of consulting revenue during the period. These advances are non-interest bearing and payable on demand.

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was no reportable subsequent event to be disclosed.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

Taylor Consulting Inc., or the “Company,” is a Delaware corporation formed on February 29, 2012.  Our principal executive office is located at 65 Ursini Dr., Hamden, CT 06514.  Telephone: 619-301-8645.

Business

We are a development stage company.  We are a basketball sports consulting company that provides consultation, feedback, coaching and program management to youth and adult basketball teams, leagues, tournaments and programs.  We will provide program development and management, including tournament organization and operation, as well as feedback and detailed analysis of events and programs for these various basketball related events and activities.  We will also provide coaching for individual players within these organizations as well as basketball program coaches and administrators, providing additional opportunity for individual basketball player and overall basketball program advancement.

We have engaged in and/or will in the future engage in or continue to engage in the following types of activities which have already resulted in our generating $57,031 of revenue through September 30, 2012.

●	Basketball Player Evaluation Camps
o	Kentucky Basketball Evaluation Camp for invitation to a National Exposure Camp
o	Connecticut evaluation camp for future invitational exposure camp

●	Consultation, feedback, coaching and program management to youth and adult basketball teams, leagues, tournaments and programs.
o	Northern California consultation of High school/AAU Program for future exposure
o	Washington DC consultation of high school program/AAU future possibilities Elite Sports,
o	Connecticut consultation w/ basketball coach for future exposure
o	North Virginia Sportsplex consult for basketball training program/facility
o	Linden ,CA consultation of high school program
o	Connecticut Elite consultation of AAU program for future exposure

NEW YORK, NEW YORK individual youth development

●
Program development and management, including tournament organization and operation, as well as feedback and detailed analysis of events and programs for these various basketball related events and activities.

o	Double Pump Tournament organization and operation.
o	Fullerton, CA basketball skills camp organization and operation
o	Mission Viejo basketball camp organization and operation
o	Fullerton, CA basketball camp organization and operation
o	Newport, CA basketball camp organization and operation
o	Redlands, CA basketball camp organization and operation
o	Walnut Recreation basketball camp organization and operation
o	Fullerton, CA basketball camp organization and operation
o	Mission Viejo, Ca basketball camp organization and operation

●
We are also looking to expand into a global presence with events in AUSTRALIA, TAIWAN, JAPAN, HAWAII AND ALASKA.  We will be running basketball evaluation camps where we will provide feedback on the players ability to play basketball at the college level in the United States and beyond.  We will also provide feedback to the local coaches in the community and in the local area upon which we are running these events.

●
Coaching for individual players within organizations as well as basketball program coaches and administrators, providing additional opportunity for individual basketball player and overall basketball program advancement.

We focus on programs that we believe have a desire to do what is best for the individual player as well as the program as a whole.  The better the program with regards to success on the court and the better the program with regards to the successes of the individual players to achieve success at the next level, the more likely it is that more kids will be enrolled which in turn can lead to more success for the program financially.

Our goal is to enhance each program in these areas and provide every member of each program we are consulting with a better understanding of the processes involved with eventual achievement at the next level they are attempting to reach.  Our advisory position will allow the individual and organization to better focus on a more realistic goal and narrow their own attempts at future successes.  As an example, we will tell each player what level we feel they are best suited for, as well as explain the process involved in achieving a scholarship or walk on status at a university or college.  With regards to the program, we will educate the coaches to become better on court managers as well as teach them the necessary skills to enhance the players’ experience.  We will provide critiques as well as grade the program on a scale of 1-10.  We will suggest items where we feel the program needs to improve which will ultimately allow for a better experience for the consumer.

Our pricing strategy will be based on market value, size of the program and amount of feedback desired.  We will charge between $50 to $150 per participant depending upon the number of persons enrolled and the nature of the program, such as the size of the market and the amount of feedback required. We will have different levels of consultation.  We can simply run an event with no feedback, or we can run a program with feedback, both program organizers and players.  Feedback can be in the form of video, written or verbal.

There is the risk of personal injuries and accidents in connection with basketball events for which we are hired to perform management and consulting services as well as in connection with our coaching activities, which could subject us to personal injury or other claims and increase our expenses.  Personal injuries and accidents may occur from time to time in connection with these planned activities which could subject us to claims and liabilities for personal injuries, reducing operating income.  Although we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons who attend these events or who we coach in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

Revenue Recognition

Revenue is generated from consultation, feedback, coaching and program management.

The process of revenue generation commences with either a phone call or email communication with the potential customer. The communication is necessary to set up the watching of the kids/coaches/program coordinator perform and the cost of the consultation, feedback, coaching and program management.

After a verbal arrangement is made, the customer is sent an invoice. Upon receipt of the invoice the customer is required to send the Company a cashier’s check or a bank certified check. The Company verifies receipt of payment by email. Once the event is completed the Company deposits the check.

If feedback was purchased, a written evaluation is given from the Company to the players/coaches/event organizers. If coaching is purchased, the program the Company is evaluating hires the coaches who are then evaluated by the Company, based on their performance and knowledge of the sport. Evaluation and consultation occurs as they perform. After evaluation, feedback is given.

For program management, a “wrap up” evaluation is given to the program director and all management of the camp. Then there will be a sit down and discussion period.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for a public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for a public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

Critical Accounting Policies

We are an “emerging growth company” (“EGC”) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (“the JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (SEC’s) reporting and disclosure rules (See “Emerging Growth Companies” section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

For the period from February 29, 2012 (date of inception) to September 30, 2012, we had $57,031 in revenues, and $22,077 in cost of revenues, giving rise to a gross profit of $34,954. Operating expenses for the period totaled $37,452, of which $19,800 in professional fees, $13,632 in officer’s compensation, and $4,020 in general and administrative expenses. An income tax provision of $3,035 has been made for the period from February 29, 2012 (date of inception) to September 30, 2012, resulting in a net loss of $5,533.

Future Plans

During the next 12 months, we anticipate engaging in the following activities to support the implementation of our business plan at the maximum optimal level, although we may vary our plans depending upon operational conditions and available funding:

SUPPLEMENTAL ACTIONS	COST

Hire a promotional/advertising company to expand our reach domestically and internationally. They would get our name out to more coaches, design and provide official company clothing attire, table banners, tables, tents, pamphlets and similar products	$20,000
Contract a webmaster to maximize website optimization and perform daily updates. Add features to include newsletters, blog, videos. Quicker site loading. Will also utilize search engine optimization. Will interconnect and manage all social media to include: LinkedIn, Twitter, Facebook, Youtube, Tubmlr to spruce up the website and maintain it daily.	$15,000
Travel on road shows both domestically and internationally to promote our business. Network at major sporting events where we could advertise our services such as NBA finals, NCAA final 4, AAU nationals for all levels.	$30,000
Hire additional staff to work our events in order to have concurring events.	$10,000
Hire two additional coaches to consult and carry out our mission	$40,000
Purchase additional basketball training equipment to use for consulting jobs. Also purchase coaching videos to build company media library.	$5,000
Lease office space and upgrade office. Better phones, computers, iPads, video recording equipment, televisions we could travel with, desks, fax machine, office furniture,	$20,000
Open online store to sell our products: Gear w/ our logo on it, instructional videos for all levels (beginner to expert) of players and coaches.	$10,000

Except for illness of management or cancellation of events by sponsors, the primary obstacle to implementing this plan will be the lack of available funding.

Liquidity and Capital Resources

We have engaged in and/or will in the future engage in or continue to engage in the activities described in “Business” above which have already resulted in our generating $57,031 of revenue and no accounts receivable through September 30, 2012.

As of September 30, 2012, we had approximately $62,064 in cash in the bank. We anticipate that we will incur certain costs irrespective of our operational and business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $40,000 annually. We anticipate that we would incur a minimum of $48,000 in operational expenses during the next 12 months if we continue to implement our business plan at its current level, comprised of expenses related to continuing to hold and participate in similar events at the same rate as currently.

Accordingly, we estimate our total need for funds for operations at our current level, including all expense of staying public and continuing operations at their current level in the next 12 months is $88,000. Thus, we anticipate an average monthly burn rate of no more than $7,334 during the next 12 months to maintain operations at their current levels as well as pay costs associated with staying public. We believe that our current cash resources plus anticipated revenues during the next 12 months will be sufficient to meet these requirements. However, on April 1, 2012, we entered into a Funding Agreement with Dave Taylor, our president and Director to provide operational and going and staying public funding for us in such amounts as are required to meet these needs so that we can meet these needs during the next 12 months if we do not generate sufficient cash flow in addition to our cash on hand to fund these operations. The Funding Agreement provides that the funding will be provided by Mr. Taylor on a non-interest bearing basis due upon demand. There is no limit on the amount of funding which must be provided under the Agreement, and Mr. Taylor agrees to provide all needed funding. Mr. Taylor further represents that he has sufficient liquid assets to meet all of the funding obligations under the Agreement.

We estimate that we will need up to an additional $150,000 to support the implementation of our business plan at the maximum optimal level as described in the table above.  If we do not generate sufficient cash flow from operations in excess of the amount necessary to maintain operations at their current levels as well as pay costs associated with going and staying public, we may have to raise additional capital to finance activities desired to support the implementation of our business plan at the maximum optimal level.  Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution of stockholders’ interests.  Failure to secure any necessary financing in a timely manner and on favorable terms could hinder our delay our desired activities to support the implementation of our business plan at the maximum optimal level.  Except as set forth above, we do not have any plans or specific agreements for new sources of funding or any planned material acquisitions.

Our auditor has indicated in its report that the fact that we are in the development stage raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

During the interim period ended June 30, 2012, $15,132 of operating expenses were paid on behalf of the Company by its Chief Executive Officer and recorded as a capital contribution. As of September 30, 2012, the recorded capital contribution of $15,132 was re-classed as loan payable and repaid. Further, for the interim period ended September 30, 2012, the Company’s stockholder paid $1,111 of expenses associated with the generation of consulting revenue during the period.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2012.

(b)           Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taylor Consulting, Inc., a Delaware corporation

November 14, 2012	By:	/s/ Dave Taylor
Dave Taylor
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 14, 2012	By:	/s/ Dave Taylor
Dave Taylor
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer