Form 10-Q
period 2012-12-31
Taylor Consulting Inc.
filed 2013-02-14
CIK 1544597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 14, 2013 there were 8,020,000 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

Item 1.  Financial Statements

Taylor Consulting, Inc.
(A Development Stage Company)
December 31, 2012
Index to the Financial Statements

Contents	Page(s)

Balance Sheet at December 31, 2012 (Unaudited) and March 31, 2012	F-2

Statement of Operations for the three and nine months ended December 31, 2012 and for the Period from February 29, 2012 (Inception) through December 31, 2012 (Unaudited)	F-3

Statement of Stockholders’ Equity for the Period from February 29, 2012 (Inception) through December 31, 2012 (Unaudited)	F-4

Statement of Cash Flows for the nine months ended December 31, 2012 and for the Period from February 29, 2012 (Inception) through December 31, 2012 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

TAYLOR CONSULTING, INC.
 ( A Development Stage Company)
 Balance Sheets

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$52,794	$14,185

Total Current Assets	52,794	14,185

OFFICE EQUIPMENT
Office equipment	908	-
Accumulated depreciation	(225)	-

Office Equipment, net	683	-

Total Assets	$53,477	$14,185

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Income tax payable	1,913	3,035
Accrued expenses	-	525
Advances from stockholder	1,578	802

Total Current Liabilities	3,491	4,362

STOCKHOLDERS' EQUITY:
Preferred stock: $0.000001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.000001 par value; 90,000,000 shares authorized;
8,020,000 and 5,000,000 shares issued and outstanding, respectively	8	5
Additional paid-in capital	60,497	100
Earnings (deficit) accumulated during the development stage	(10,519)	9,718

Total Stockholders' Equity	49,986	9,823

Total Liabilities and Stockholders' Equity	$53,477	$14,185

 See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
 ( A Development Stage Company)
 Statements of Operations

	For the Three Months ended	For the Nine Months ended	For the Period from February 29, 2012 (inception) through
	December 31, 2012	December 31, 2012	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$2,694	$45,645	$59,725

Cost of revenue	1,831	23,106	23,908

Gross margin	863	22,539	35,817

OPERATING EXPENSES:
Officer's compensation	-	13,632	13,632
Professional fees	3,001	22,276	22,801
General and administrative	583	4,603	4,603

Total operating expenses	3,584	40,511	41,036

LOSS FROM OPERATIONS	(2,721)	(17,972)	(5,219)

OTHER (INCOME) EXPENSE:
Foreign currency transaction (gain) loss	-	2,265	2,265

Other (income) expense, net	-	2,265	2,265

Loss before income tax provision	(2,721)	(20,237)	(7,484)

Income tax provision
Federal	-	-	1,913
State	-	-	1,122

Total income tax provision	-	-	3,035

NET LOSS	$(2,721)	$(20,237)	$(10,519)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	8,020,000	7,119,436

 See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
( A Development Stage Company)
Statement of Stockholders' Equity
For the Period from February 29, 2012 (Inception) through December 31, 2012
(Unaudited)

				Earnings (Deficit)
	Common Stock, $0.000001 Par Value		Additional	Accumulated during the	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 29, 2012 (Inception)	-	$-	$-	$-	$-

Capital contribution			100	-	100

Common stock issued for cash at $0.000001 per share
on March 13, 2012	5,000,000	5	-	-	5

Net income				9,718	9,718

Balance, March 31, 2012	5,000,000	5	100	9,718	9,823

Common stock issued for cash at $0.02 per share
on June 21, 2012	3,020,000	3	60,397		60,400

Net loss				(20,237)	(20,237)

Balance, December 31, 2012	8,020,000	$8	$60,497	$(10,519)	$49,986

 See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
 ( A Development Stage Company)
 Statements of Cash Flows

		For the Period from
	For the Nine Months	February 29, 2012(inception)
	ended	through
	December 31, 2012	December 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,237)	$(10,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	225	225
Changes in operating assets and liabilities:
Income tax payable	(1,122)	1,913
Accrued expenses	(525)	-

NET CASH USED IN OPERATING ACTIVITIES	(21,659)	(8,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(908)	(908)

NET CASH USED IN INVESTING ACTIVITIES	(908)	(908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	776	1,578
Capital contribution	-	100
Proceeds from sale of common stock	60,400	60,405

NET CASH PROVIDED BY FINANCING ACTIVITIES	61,176	62,083

NET CHANGE IN CASH	38,609	52,794

Cash at beginning of period	14,185	-

Cash at end of period	$52,794	$52,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

 See accompanying notes to the financial statements.

Taylor Consulting, Inc.
 (A Development Stage Company)
December 31, 2012
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Taylor Consulting, Inc. (the “Company”) was incorporated on February 29, 2012 under the laws of the State of Delaware. The Company provides consulting services to improve performance enhancement and maximization of basketball related activities.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended December 31, 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, a net loss and net cash used in operating activities for the interim period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

December 31, 2012

Computer equipment	$908

Less accumulated depreciation	(225)

$683

Depreciation expense

Depreciation expense for the nine months ended December 31, 2012 was $225.

Note 5 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.000001 per share, and Ninety Million (90,000,000) shares shall be Common Stock, par value $0.000001 per share.

Common Stock

On March 13, 2012, the Company sold 5,000,000 shares of its common stock to its founder at $0.000001 per share or $5 in aggregate.

During April 2012, the Company sold 3,020,000 shares of its common stock to thirty-five (35) foreign investors at a price of $0.02 per share for aggregate consideration of $60,400. Total proceeds of $58,135 were deposited to the Company’s bank account, net of $2,265 in loss from foreign currency transaction.

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

Advances from Stockholder

For the interim period ended December 31, 2012, the Company’s stockholder paid $1,578 of expenses associated with the generation of consulting revenue during the period. These advances are non-interest bearing and payable on demand.

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

We have engaged in and/or will in the future engage in or continue to engage in the following types of activities which have already resulted in our generating $57,031 of revenue through December 31, 2012.

●	Basketball Player Evaluation Camps
o	Memphis, Tennessee Basketball Evaluation Camp for invitation to a National Exposure Camp
o	Connecticut evaluation camp for future invitational exposure camp

●	Consultation, feedback, coaching and program management to youth and adult basketball teams, leagues, tournaments and programs.
o	Northern California consultation of High school/AAU Program for future exposure
o	AAU future possibilities Elite Sports in Connecticut,
International ventures in 2013, to include Australia in January, Japan in August and possible ventures into London, Germany and Taiwan.
o	Florida Regional Basketball Camps
o	Oklahoma City Basketball Cam Regional basketball camps in Hawaii and Alaska
o	Connecticut Elite consultation of AAU program for future exposure New York, New York individual youth development

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

Our pricing strategy will be based on market value, size of the program and amount of feedback desired.  We will charge between $50 to $150 per participant depending upon the number of persons enrolled and the nature of the program, such as the size of the market and the amount of feedback required. We will look to charge between $250-$400 for week long basket all camps in the U.S. and overseas.  We will have different levels of consultation.  We can simply run an event with no feedback, or we can run a program with feedback, both program organizers and players.  Feedback can be in the form of video, written or verbal.

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

Critical Accounting Policies

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

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

Results of Operations

For the period from February 29, 2012 (date of inception) to December 31, 2012, we had $59,725 in revenues, and $23,908 in cost of revenues, giving rise to a gross profit of $35,817. Operating expenses for the period totaled $40,989, of which $22,801 in professional fees, $13,632 in officer’s compensation, and $4,556 in general and administrative expenses. An income tax provision of $3,051 has been made for the period from February 29, 2012 (date of inception) to December 31, 2012, resulting in a net loss of $8,223.

Future Plans

During the next 12 months, we anticipate engaging in the following activities to support the implementation of our business plan at the maximum optimal level, although we may vary our plans depending upon operational conditions and available funding:

SUPPLEMENTAL ACTIONS	COST

Hire a promotional/advertising company to expand our reach domestically and internationally. They would get our name out to more coaches, design and provide official company clothing attire, table banners, tables, tents, pamphlets and similar products. Also have expenses accounted towards networking overseas and creating contacts in the overseas market. This would include travel overseas and expenses incurred within those parameters.	$30,000
Contract a webmaster to maximize website optimization and perform daily updates. Add features to include newsletters, blog, videos. Quicker site loading. Will also utilize search engine optimization. Will interconnect and manage all social media to include: LinkedIn, Twitter, Facebook, Youtube, Tumblr to spruce up the website and maintain it daily.	$15,000
Travel on road shows both domestically and internationally to promote our business. Network at major sporting events where we could advertise our services such as NBA finals, NCAA final 4, AAU nationals for all levels.	$30,000
Hire additional staff to work our events in order to have concurring events.	$10,000
Hire two additional coaches to consult and carry out our mission	$40,000
Purchase additional basketball training equipment to use for consulting jobs. Also purchase coaching videos to build company media library.	$5,000
Lease office space and upgrade office. Better phones, computers, iPads, video recording equipment, televisions we could travel with, desks, fax machine, office furniture,	$20,000
Open online store to sell our products: Gear w/ our logo on it, instructional videos for all levels (beginner to expert) of players and coaches.	$10,000

Except for illness of management or cancellation of events by sponsors, the primary obstacle to implementing this plan will be the lack of available funding.

Liquidity and Capital Resources

We have engaged in and/or will in the future engage in or continue to engage in the activities described in “Business” above which have already resulted in our generating $59,725 of revenue and no accounts receivable through December 31, 2012.

As of December 31, 2012, we had approximately $52,794 in cash in the bank. We anticipate that we will incur certain costs irrespective of our operational and business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $40,000 annually. We anticipate that we would incur a minimum of $48,000 in operational expenses during the next 12 months if we continue to implement our business plan at its current level, comprised of expenses related to continuing to hold and participate in similar events at the same rate as currently.

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

We estimate that we will need up to an additional $160,000 to support the implementation of our business plan at the maximum optimal level as described in the table above.  If we do not generate sufficient cash flow from operations in excess of the amount necessary to maintain operations at their current levels as well as pay costs associated with going and staying public, we may have to raise additional capital to finance activities desired to support the implementation of our business plan at the maximum optimal level.  Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution of stockholders’ interests.  Failure to secure any necessary financing in a timely manner and on favorable terms could hinder our delay our desired activities to support the implementation of our business plan at the maximum optimal level.  Except as set forth above, we do not have any plans or specific agreements for new sources of funding or any planned material acquisitions.

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

During the interim period ended June 30, 2012, $15,132 of operating expenses were paid on behalf of the Company by its Chief Executive Officer and recorded as a capital contribution. As of December 31, 2012, the recorded capital contribution of $15,132 was re-classed as loan payable and repaid. Further, for the interim period ended December 31, 2012, the Company’s stockholder paid $1,913 of expenses associated with the generation of consulting revenue during the period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2012, our disclosure controls and procedures are effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2012.

(b)           Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2012.

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

Taylor Consulting, Inc., a Delaware corporation

February 14, 2013	By	/s/ Dave Taylor
Dave Taylor
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 14, 2013	By	/s/ Dave Taylor
Dave Taylor
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer