Form 10-K
period 2013-03-31
Taylor Consulting Inc.
filed 2013-05-01
CIK 1544597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Taylor Consulting Inc.
(Exact name of registrant as specified in its charter)

Delaware	8741	30-0721344
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

65 Ursini Dr. Hamden, CT	06514
(Address of principal executive offices)	(Zip Code)

Telephone: 619-301-8645

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

(Title of class)
________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐    No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of September 30, 2012) was approximately $60,400 (based on 3,020,000 shares of common stock owned by non-affiliates at a price of $.02 per share for aggregate of approximately $60,400).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of September 30, 2012 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 8,020,000 shares as of March 31, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Taylor Consulting, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Taylor Consulting”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1. Description of Business

Organization

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

We have engaged in and/or will in the future engage in or continue to engage in the following types of activities which have already resulted in our generating $62,700 of revenue from inception through March 31, 2013:

•	Basketball Player Evaluation Camps
	o	Kentucky Basketball Evaluation Camp for invitation to a National Exposure Camp
	o	Connecticut evaluation camp for future invitational exposure camp
Hawaii Invitational Camp, Hi basketball skills development and evaluation camp
Alaska Invitational Camp basketball skill development and evaluation camp
Oklahoma City, OK basketball skill development and evaluation Camp

International Basketball Events
Melbourne, Australia skill development/evaluation basketball camp
Tokyo, Japan international basketball skill development and evaluation camp

•	Consultation, feedback, coaching and program management to youth and adult basketball teams, leagues, tournaments and programs.
	o	Northern California consultation of high school/AAU Program for future exposure
	o	Washington DC consultation of high school program/AAU future possibilities Elite Sports,
	o	Connecticut consultation w/ basketball coach for future exposure
	o	North Virginia Sportsplex consult for basketball training program/facility
	o	Linden ,CA consultation of high school program
	o	Connecticut Elite consultation of AAU program for future exposure

•	Program development and management, including tournament organization and operation, as well as feedback and detailed analysis of events and programs for these various basketball related events and activities.
	o	Double Pump Tournament organization and operation
	o	Fullerton, CA basketball skills camp organization and operation
	o	Mission Viejo, CA basketball camp organization and operation
	o	Fullerton, CA basketball camp organization and operation
	o	Newport, CA basketball camp organization and operation
	o	Redlands, CA basketball camp organization and operation
	o	Walnut Recreation basketball camp organization and operation
	o	Fullerton, CA basketball camp organization and operation
	o	Mission Viejo, CA basketball camp organization and operation

•	Coaching for individual players within organizations as well as basketball program coaches and administrators, providing additional opportunity for individual basketball player and overall basketball program advancement.

We focus on programs that we believe have a desire to do what is best for the individual player as well as the program as a whole. The better the program with regard to success on the court and the better the program with regard to the successes of the individual players to achieve success at the next level, the more likely it is that more kids will be enrolled which in turn can lead to more success for the program financially.

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

Our pricing strategy will be based on market value, size of the program and amount of feedback desired. We will charge between $50 and $150 per participant depending upon the number of persons enrolled and the nature of the program, such as the size of the market and the amount of feedback required. We will have different levels of consultation. We can simply run an event with no feedback, or we can run a program with feedback, both program organizers and players.  Feedback can be in the form of video, written or verbal.

There is the risk of personal injuries and accidents in connection with basketball events for which we are hired to perform management and consulting services as well as in connection with our coaching activities, which could subject us to personal injury or other claims and increase our expenses. Personal injuries and accidents may occur from time to time in connection with these planned activities which could subject us to claims and liabilities for personal injuries, reducing operating income. Although we maintain insurance polices that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons who attend these events or who we coach in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

Marketing

We plan a marketing campaign via direct messaging through social media such as Twitter, and Facebook. We plan to send out emails nationwide to a large database that we will accumulate over the years. We also plan on reaching out to middle schools, high schools and universities, as well as youth organizations such as the Boys and Girls clubs, YMCA’s, YWCA’s, Parks and Recreations departments and other forms of youth organizations such as the Boy Scouts and Girl Scouts; by meeting with these organizations in person once we have made contact thorough our marketing efforts. We believe strongly in face-to-face encounters and a personal touch.

During the next 12 months, we anticipate engaging in the following activities to support the implementation of our business plan at the maximum optimal level, although we may vary our plans depending upon operational conditions and available funding:

SUPPLEMENTAL ACTIONS	COST

Hire a promotional/advertising company to expand our reach domestically and internationally. They would get our name out to more coaches, design and provide official company clothing attire, table banners, tables, tents, pamphlets and similar products	$10,000
Contract a webmaster to maximize website optimization and perform daily updates. Add features to include newsletters, blog, and videos. Quicker site loading. Will also utilize search engine optimization. Will interconnect and manage all social media to include: LinkedIn, Twitter, Facebook, Youtube, Tumblr to spruce up the website and maintain it daily.	$10,000
Travel on road shows both domestically and internationally to promote our business. Network at major sporting events where we could advertise our services such as NBA finals, NCAA final 4, AAU nationals for all levels.	$30,000
Hire additional staff to work our events in order to have concurring events.	$10,000
Hire two additional coaches to consult and carry out our mission	$40,000
Purchase additional basketball training equipment to use for consulting engagements. Also purchase coaching videos to build company media library.	$5,000
Lease office space and upgrade office. Better phones, computers, iPads, video recording equipment, televisions we could travel with, desks, fax machine, and office furniture.	$20,000
Open online store to sell our products: Gear w/ our logo on it, instructional videos for all levels (beginner to expert) of players and coaches.	$10,000

Except for illness of management or cancellation of events by sponsors, the primary obstacle to implementing this plan will be the lack of available funding.

As of March 31, 2013, we had approximately $43,246 in cash in the bank. We anticipate that we will incur certain costs irrespective of our operational and business development activities, including bank service fees and those costs associated with SEC filing requirements in remaining a public reporting company, estimated to be approximately $40,000 annually. We anticipate that we will incur a minimum of $48,000 in operational expenses during the next 12 months if we continue to implement our business plan at its current level, comprising expenses related to continuing to hold and participate in similar events at the same rate as we have.

Accordingly, we estimate our total need for funds for operations at our current level, including all expense of remaining a public reporting company and continuing operations at their current level in the next 12 months to be $88,000. Thus, we anticipate an average monthly burn rate of no more than $7,334 during the next 12 months to maintain operations at their current level as well as pay costs associated with staying public. We believe that our current cash resources plus anticipated revenues during the next 12 months will be sufficient to meet these requirements. However, on April 1, 2012, we entered into a Funding Agreement with Dave Taylor, our president and Director, to provide operational and staying public funding for us in such amounts as are required to meet these needs if we do not generate sufficient cash flow in addition to our cash on hand to fund these expenses.

Competition

Competition in the basketball sports coaching industry is intense. We will face direct competition by other sports consultants and coaching organizations, both large and small. The basketball sports coaching industry is fragmented. We will initially be a small competitor in the market.

Our principal larger competitors will be more established national AAU organizations and shoe companies such as Nike and Adidas. We intend to compete with these larger competitors by providing a more “hands on” approach that specializes in a program’s specific needs and targeting more regional/local markets. There are numerous other small to mid-size sports consulting businesses which we will also compete with, by offering a program with management with a larger scale program experience. Our management has experience in the industry. Management has been involved in large national events such as Adidas Superstar Camp, National Phenom Camps, Adidas West Coast All-Star Camp, and Snow Valley Basketball Camp for over a decade working during school holidays and on weekends while teaching. Management knows what events are the best to attend to bring publicity and attention to specific players, coaches and programs. Most small market consultations do not have this national experience that our management has. On the other end of the spectrum, the larger more national companies have no focus on and experience with what goes on at a more local level.

However, many of our existing and potential competitors have substantially greater research and product development capabilities and financial, marketing and human resources than we do. As a result, these competitors may:

·	succeed in developing services that are equal to or superior to our services or potential services or that achieve greater market acceptance than our services or potential services;
·	devote greater resources to developing, marketing or selling their services;
·	respond more quickly to new or emerging trends which could render our services or potential services obsolete or less preferable;
·	withstand price competition more successfully than we can;
·	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our customers or prospective customers; and

As of March 31, 2013, $1,500 has been advanced under this Agreement.

Regulatory and Environmental Matters

For NCAA certified events, we need to follow NCAA guidelines which govern matters such as:

·	Certification of administration and coaches
·	Contacts between players and coaches/universities
·	Prohibition on illegal financial or material benefits from universities

We are not subject to Environmental Regulations.

Research and Development

We have not incurred research and development expenses in the last two fiscal years.

Our Intellectual Property

We have no intellectual property.

Our Employees

Our only employees are our management. We have no collective bargaining agreement with our employees. We consider our relationship with our employees to be excellent.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2.  Description of Property

Office space is currently provided by our president Dave Taylor in his residence at no charge.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.  Mine Safety Disclosures

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “TAYO.”

As of March 31, 2013, our stock has not traded.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Item 6.  Selected Consolidated Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We have engaged in and/or will in the future engage in or continue to engage in the following types of activities which have already resulted in our generating $62,700 of revenue from inception through March 31, 2013:

•	Basketball Player Evaluation Camps
	o	Kentucky Basketball Evaluation Camp for invitation to a National Exposure Camp
	o	Connecticut evaluation camp for future invitational exposure camp
Hawaii Invitational Camp, Hi basketball skills development and evaluation camp
Alaska Invitational Camp basketball skill development and evaluation camp
Oklahoma City, OK basketball skill development and evaluation Camp

International Basketball Events
Melbourne, Australia skill development/evaluation basketball camp
Tokyo, Japan international basketball skill development and evaluation camp

•	Consultation, feedback, coaching and program management to youth and adult basketball teams, leagues, tournaments and programs.
	o	Northern California consultation of high school/AAU Program for future exposure
	o	Washington, DC consultation of high school program/AAU future possibilities Elite Sports,
	o	Connecticut consultation w/ basketball coach for future exposure
	o	North Virginia Sportsplex consult for basketball training program/facility
	o	Linden, CA consultation of high school program
	o	Connecticut Elite consultation of AAU program for future exposure

•	Program development and management, including tournament organization and operation, as well as feedback and detailed analysis of events and programs for these various basketball related events and activities.
	o	Double Pump Tournament organization and operation
	o	Fullerton, CA basketball skills camp organization and operation
	o	Mission Viejo, CA basketball camp organization and operation
	o	Fullerton, CA basketball camp organization and operation
	o	Newport, CA basketball camp organization and operation
	o	Redlands, CA basketball camp organization and operation
	o	Walnut Recreation basketball camp organization and operation
	o	Fullerton, CA basketball camp organization and operation
	o	Mission Viejo, Ca basketball camp organization and operation

•	Coaching for individual players within organizations as well as basketball program coaches and administrators, providing additional opportunity for individual basketball player and overall basketball program advancement.

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

Our pricing strategy will be based on market value, size of the program and amount of feedback desired. We will charge between $50 and $150 per participant depending upon the number of persons enrolled and the nature of the program, such as the size of the market and the amount of feedback required. We will have different levels of consultation. We can simply run an event with no feedback, or we can run a program with feedback, both program organizers and players.  Feedback can be in the form of video, written or verbal.

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

Results of Operations

For the period from February 29, 2012 (date of inception) to March 31, 2013, we had $62,700 in revenues, and $23,908 in cost of revenues, giving rise to a gross profit of $38,792. Operating expenses for this period totaled $51,644, of which $24,850 was professional fees, $13,632 officer’s compensation, and $13,162 of general and administrative expenses. A foreign currency transaction loss of $2,265 and a state income tax provision of $1,122 have been made for the period from February 29, 2012 (date of inception) to March 31, 2013, resulting in a net loss of $16,239.

Future Plans

SUPPLEMENTAL ACTIONS	COST

Hire a promotional/advertising company to expand our reach domestically and internationally. They would get our name out to more coaches, design and provide official company clothing attire, table banners, tables, tents, pamphlets and similar products	$10,000
Contract a webmaster to maximize website optimization and perform daily updates. Add features to include newsletters, blog, and videos. Quicker site loading. Will also utilize search engine optimization. Will interconnect and manage all social media to include: LinkedIn, Twitter, Facebook, Youtube, Tumblr to spruce up the website and maintain it daily.	$10,000
Travel on road shows both domestically and internationally to promote our business. Network at major sporting events where we could advertise our services such as NBA finals, NCAA final 4, AAU nationals for all levels.	$30,000
Hire additional staff to work our events in order to have concurring events.	$10,000
Hire two additional coaches to consult and carry out our mission	$40,000
Purchase additional basketball training equipment to use for consulting engagements. Also purchase coaching videos to build company media library.	$5,000
Lease office space and upgrade office. Better phones, computers, iPads, video recording equipment, televisions we could travel with, desks, fax machine, and office furniture.	$20,000
Open online store to sell our products: Gear w/ our logo on it, instructional videos for all levels (beginner to expert) of players and coaches.	$10,000

Except for illness of management or cancellation of events by sponsors, the primary obstacle to implementing this plan will be the lack of available funding.

Liquidity and Capital Resources

We have engaged in and/or will in the future engage in or continue to engage in the activities described in “Business” above which have already resulted in our generating $62,700 of revenue and no accounts receivable through March 31, 2013.

As of March 31, 2013, we had approximately $43,246 in cash in the bank. We anticipate that we will incur certain costs irrespective of our operational and business development activities, including bank service fees and those costs associated with SEC requirements associated with remaining a public reporting entity, estimated to be approximately $40,000 annually. We anticipate that we would incur a minimum of $48,000 in operational expenses during the next 12 months if we continue to implement our business plan at its current level, comprising expenses related to continuing to hold and participate in similar events at the same rate as currently.

Accordingly, we estimate our total need for funds for operations at our current level, including all expense of going and staying public and continuing operations at their current level in the next 12 months is $88,000. Thus, we anticipate an average monthly burn rate of no more than $7,334 during the next 12 months to maintain operations at their current levels as well as pay costs associated with staying public. We believe that our current cash resources plus anticipated revenues during the next 12 months will be sufficient to meet these requirements. However, on April 1, 2012, we entered into a Funding Agreement with Dave Taylor, our president and Director, to provide operational and staying public funding for us in such amounts as are required to meet these needs during the next 12 months if we do not generate sufficient cash flow in addition to our cash on hand to fund these operations.

We estimate that we will need up to an additional $145,000 to support the implementation of our business plan at the maximum optimal level as described in the table above. If we do not generate sufficient cash flow from operations in excess of the amount necessary to maintain operations at their current levels as well as pay costs associated with going and staying public, we may have to raise additional capital to finance activities desired to support the implementation of our business plan at the maximum optimal level. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution of stockholders’ interests. Failure to secure any necessary financing in a timely manner and on favorable terms could hinder our delay our desired activities to support the implementation of our business plan at the maximum optimal level. Except as set forth above, we do not have any plans or specific agreements for new sources of funding or any planned material acquisitions.

During the interim period ended June 30, 2012, $15,132 of operating expenses were paid on behalf of the Company by its Chief Executive Officer and recorded as a capital contribution. As of December 31, 2012, the recorded capital contribution of $15,132 was re-classed as loan payable and repaid. Further, for the year ended March 31, 2013, the Company’s stockholder paid $1,500 of expenses associated with the generation of consulting revenue during the period.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements
Taylor Consulting, Inc.
(A Development Stage Company)
March 31, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at March 31, 2013 and 2012	F-3

Statements of Operations for the fiscal year ended March 31, 2013, for the Period from February 29, 2012 (Inception) through March 31, 2012 and for the Period from February 29, 2012 (Inception) through March 31, 2013	F-4

Statement of Stockholders' Equity for the Period from February 29, 2012 (Inception) through March 31, 2013	F-5

Statements of Cash Flows for the fiscal year ended March 31, 2013, for the Period from February 29, 2012 (Inception) through March 31, 2012 and for the Period from February 29, 2012 (Inception) through March 31, 2013	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Taylor Consulting, Inc.
Hamden, Connecticut

We have audited the accompanying balance sheets of Taylor Consulting, Inc., a development stage company, (the “Company”) as of March 31, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the fiscal year ended March 31, 2013, for the period from February 29, 2012 (inception) through March 31, 2012 and for the period from February 29, 2012 (inception) through March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012 and the results of its operations and its cash flows for the fiscal year ended March 31, 2013, for the period from February 29, 2012 (inception) through March 31, 2012 and for the period from February 29, 2012 (inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013 and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
May 1, 2013

TAYLOR CONSULTING, INC.
 (A Development Stage Company)
 Balance Sheets

	March 31, 2013	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$43,246	$14,185
Income tax receivable	1,913	-

Total Current Assets	45,159	14,185

OFFICE EQUIPMENT
Office equipment	908	-
Accumulated depreciation	(301)	-

Office Equipment, net	607	-

Total Assets	$45,766	$14,185

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Income tax payable	-	3,035
Accrued expenses	-	525
Advances from stockholder	1,500	802

Total Current Liabilities	1,500	4,362

STOCKHOLDERS' EQUITY:

Preferred stock: par value $0.000001; 10,000,000 shares authorized;
none issued or outstanding	-	-

Common stock: par value $0.000001; 90,000,000 shares authorized;
8,020,000 and 5,000,000 shares issued and outstanding, respectively	8	5
Additional paid-in capital	60,497	100
Earnings (deficit) accumulated during the development stage	(16,239)	9,718

Total Stockholders' Equity	44,266	9,823

Total Liabilities and Stockholders' Equity	$45,766	$14,185

 See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
(A Development Stage Company)
Statements of Operations

		For the Period from	For the Period from
	For the Fiscal Year	February 29, 2012(inception)	February 29, 2012(inception)
	Ended	through	through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue earned during the development stage	$48,620	$14,080	$62,700

Cost of revenue	23,106	802	23,908

Gross Margin	25,514	13,278	38,792

OPERATING EXPENSES:
Officer's compensation	13,632	-	13,632
Professional fees	24,325	525	24,850
General and administrative	13,162	-	13,162

Total operating expenses	51,119	525	51,644

LOSS FROM OPERATIONS	(25,605)	12,753	(12,852)

OTHER (INCOME) EXPENSE:
Foreign currency transaction (gain) loss	2,265	-	2,265

Other (income) expense, net	2,265	-	2,265

Income (loss) before income tax provision (benefit)	(27,870)	12,753	(15,117)

Income tax provision (benefit)
Federal	(1,913)	1,913	-
State	-	1,122	1,122

Total income tax provision (benefit)	(1,913)	3,035	1,122

NET INCOME (LOSS)	$(25,957)	$9,718	$(16,239)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$0.00

Weighted average common shares outstanding
- basic and diluted	7,341,406	2,903,000

 See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from February 29, 2012 (Inception) through March 31, 2013

				Earnings (Deficit)
	Common Stock, Par Value $0.000001		Additional	Accumulated during the	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 29, 2012 (Inception)	-	$-	$-	$-	$-

Capital contribution			100	-	100

Common stock issued for cash at $0.000001 per share on March 13, 2012	5,000,000	5	-	-	5

Net income				9,718	9,718

Balance, March 31, 2012	5,000,000	5	100	9,718	9,823

Common stock issued for cash at $0.02 pers hare on June 21, 2012	3,020,000	3	60,397		60,400

Net loss				(25,957)	(25,957)

Balance, March 31, 2013	8,020,000	$8	$60,497	$(16,239)	$44,266

 See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
 (A Development Stage Company)
 Statements of Cash Flows

		For the Period from	For the Period from
	For the Fiscal Year	February 29, 2012(inception)	February 29, 2012(inception)
	ended	through	through
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,957)	$9,718	$(16,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	301	-	301
Changes in operating assets and liabilities:
Income tax receivable	(1,913)	-	(1,913)
Income tax payable	(3,035)	3,035	-
Accrued expenses	(525)	525	-

Net cash provided by (used in) operating activities	(31,129)	13,278	(17,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(908)	-	(908)

Net cash used in investing activities	(908)	-	(908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	698	802	1,500
Capital contribution	-	100	100
Proceeds from sale of common stock, net	60,400	5	60,405

Net cash provided by financing activities	61,098	907	62,005

NET CHANGE IN CASH	29,061	14,185	43,246

Cash at beginning of period	14,185	-	-

Cash at end of period	$43,246	$14,185	$43,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$3,051	$-	$3,051

See accompanying notes to the financial statements.

Taylor Consulting, Inc.
 (A Development Stage Company)
March 31, 2013 and 2012
Notes to the Financial Statements

Note 1 - Organization and Operations

Taylor Consulting, Inc. (the “Company”) was incorporated on February 29, 2012 under the laws of the State of Delaware. The Company engages in consulting to improve performance enhancement and maximization of basketball related activities.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, income tax receivable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels and gross margins. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended March 31, 2013 or for the period from February 29, 2012 (inception) through March 31, 2012.

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

There were no potentially dilutive common shares outstanding for the fiscal year ended March 31, 2013 or for the period from February 29, 2012 (inception) through March 31, 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

March 31, 2013

Computer equipment	$908

Less accumulated depreciation	(301)

$607

Depreciation expense

Depreciation expense for the fiscal year ended March 31, 2013 was $301.

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

During April 2012, the Company sold 3,020,000 shares of its common stock to thirty-five (35) foreign investors at $0.02 per share for aggregate consideration of $60,400. Total proceeds of $58,135 were deposited to the Company’s bank account, net of a $2,265 loss in the foreign currency exchange rate transactions.

Capital Contribution

In March 2012, the Company’s Chief Executive Officer contributed $100 for general working capital to the Company.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

For the fiscal year ended March 31, 2013, the Company’s significant stockholder paid $1,500 of expenses associated with the generation of consulting revenue during the period. These advances are non-interest bearing and payable on demand.

Note 7 – Income Tax Provision

Deferred Tax Assets

At March 31, 2013, the Company had net operating losses (“NOL”) for Federal income tax purposes of $15,117 that may be offset against prior years taxable income or future taxable income through 2033. The Company has elected to carry-back $12,753 of the current year loss of $27,870 and utilize $1,913 of its NOL against its prior year tax payment. This amount has been shown as an income tax receivable on the balance sheet and as an income tax benefit in the statement of operations. No tax benefit has been reported with respect to the remaining net operating loss carry-forwards of $15,117 in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,140 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $5,140 for the fiscal year ended March 31, 2013.

Components of deferred tax assets are as follows:

	March 31, 2013	March 31, 2012
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$5,140	$-

Less valuation allowance	(5,140)	(-)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the fiscal year ended March 31, 2013	For the Period from February 29, 2012 (Inception) through March 31, 2012

Federal statutory income tax rate	34.0%	15.0%

State of California statutory income tax rate	-%	8.8%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(-)

Effective income tax rate	0.0%	23.8%

Tax Returns Remaining subject to IRS Audits

The corporation income tax returns for the period from February 29, 2012 (inception) through March 31, 2012 were filed in August 2012. The Company has not yet filed its corporation income tax return for the fiscal year ended March 31, 2013. The Company's corporation income tax return for the period from February 29, 2012 (inception) through March 31, 2012 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Note 8 – Concentrations

During the fiscal year ended March 31, 2013 the Company derived 65% of its revenues from four (4) companies. During the period from February 29, 2012 (inception) through March 31, 2012 four (4) customers provided 100% of the Company’s sales.

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was no reportable subsequent event to be disclosed.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/ Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after March 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

As a Section 15(d) reporting company, we are not required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Dave Taylor	46	President and Director

Jason Hitt	37	Secretary and Director

Dave Taylor joined us as President and Director upon formation in February 2012. From November 2010 to January 2012, he was Regional Basketball Director of The National Basketball Academy. From June 2010 to November 2010, he was a self-employed consultant in the coaching business. From August 2006 to June 2010 he was a Teacher with the San Diego Unified School District where he also served as head boys basketball, volleyball and tennis coach. He brings his extensive prior experience as a coach as well as knowledge of and experience in our industry to the Board of Directors.

Jason Hitt joined us as Secretary and Director upon formation in February 2011. From June 2011 to January 2012, he was Regional Basketball Director of The National Basketball Academy. From August 2006 to June 2011 he was a Teacher with the Linden Unified School District where he also served as head girls basketball and soccer and boys baseball coach.  He brings his significant prior experience as a coach as well as knowledge of and experience in our industry to the Board of Directors.

Family Relationships

There are no family relationships between or among our officers and directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

☐	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

☐	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

☐
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

☐
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

☐
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

☐	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

☐	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended March 31, 2013, and March 31, 2012.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation
Dave Taylor	Chairman CEO	2012	0	0	0	0	0	0	0
		2013	$24,832						$24,832

Jason Hitt	Secretary	2012	0	0	0	0	0	0	0
		2013	$ 4,250						$ 4,250

Compensation Agreements

We have no written compensation agreements with our executive officers. If our directors determine that we have sufficient resources to meet all our obligations, we may pay our executive officers additional salaries or compensation as will be determined by the Board of Directors at that time.

Board of Directors

Director Compensation Fiscal Year Ended March 31, 2013

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jason Hitt	0	0	0	0	0	0	0

Dave Taylor	0	0	0	0	0	0	0

No compensation was paid to Directors in their capacity as Directors. Compensation paid to persons serving as Directors who are also executive officers paid to them as executive officers is set forth in the “Summary Compensation Table” above.

We have no compensation arrangements (such as fees for retainer, committee service, service as founder and secretary of the board or a committee, and meeting attendance) with directors.

Outstanding Equity Awards At Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END March 31, 2013

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dave Taylor	0	0	0	0	0	0	0	0	0
Jason Hitt	0	0	0	0	0	0	0	0	0

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at March 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is 65 Ursini Dr., Hamden, CT 06514.

Name	Number of Shares of Common stock	Percentage

Dave Taylor	5,000,000	62.34%

All executive officers and directors as a group [2 persons]	5,000,000	62.34%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 8,020,000 shares of common stock outstanding as of March 31, 2013.

Securities authorized for issuance under equity compensation plans

None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Free Office Space

The Company has been provided office space by Dave Taylor, its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to time, Dave Taylor, our Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

During the interim period ended June 30, 2012, $15,132 of operating expenses were paid on behalf of the Company by Dave Taylor, its Chief Executive Officer and recorded as a capital contribution. As of December 31, 2012, the recorded capital contribution of $15,132 was re-classed as loan payable and repaid. Further, for the year ended March 31, 2013, Dave Taylor paid $1,500 of expenses associated with the generation of consulting revenue during the period.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14.  Principal Accountant Fees and Services

Li & Company, PC was our independent auditors for the fiscal years ended March 31, 2013 and 2012.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2013 and 2012.

	2012	2013

Audit Fees	$4,000	$3,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$4,000	$3,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15.  Exhibits

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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
_____________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taylor Consulting, Inc., a Delaware corporation

Title	Name	Date	Signature
Principal Executive Officer	Dave Taylor	May 1, 2013	/s/ Dave Taylor

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE
/s/ Dave Taylor	Dave Taylor	Principal Executive Officer, Principal Financial Officer,	May 1, 2013
Principal Accounting Officer and Director
/s/ Jason Hitt	Jason Hitt	Director	May 1, 2013

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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
_____________
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