Form 10-Q
period 2013-06-30
Taylor Consulting Inc.
filed 2013-07-30
CIK 1544597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 30, 2013 there were 8,020,000 shares issued and outstanding of the registrant’s common stock.

Item 1.  Financial Statements

Taylor Consulting, Inc.
(A Development Stage Company)
June 30, 2013 and 2012

TAYLOR CONSULTING, INC.
(A Development Stage Company)
 Balance Sheets

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$36,846	$43,246
Prepaid income tax	1,913	1,913

Total Current Assets	38,759	45,159

OFFICE EQUIPMENT
Office equipment	908	908
Accumulated depreciation	(377)	(301)

Office Equipment, net	531	607

Total Assets	$39,290	$45,766

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Advances from stockholder	$4,040	$1,500

Total Current Liabilities	4,040	1,500

STOCKHOLDERS' EQUITY:
Preferred stock $0.000001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock $0.000001 par value: 90,000,000 shares authorized;
8,020,000 shares issued and outstanding	8	8
Additional paid-in capital	60,497	60,497
Deficit accumulated during the development stage	(25,255)	(16,239)

Total Stockholders' Equity	35,250	44,266

Total Liabilities and Stockholders' Equity	$39,290	$45,766

See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
 ( A Development Stage Company)
 Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Period from February 29, 2012 (inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$7,665	$20,239	$70,365

Cost of revenue	2,666	5,984	26,574

Gross margin	4,999	14,255	43,791

OPERATING EXPENSES:
Officer's compensation	-	8,832	13,632
Professional fees	7,083	14,607	31,933
General and administrative	6,932	3,544	20,094

Total operating expenses	14,015	26,983	65,659

LOSS FROM OPERATIONS	(9,016)	(12,728)	(21,868)

OTHER (INCOME) EXPENSE:
Foreign currency transaction (gain) loss	-	-	2,265

Other (income) expense, net	-	-	2,265

Loss before income tax provision (benefit)	(9,016)	(12,728)	(24,133)

Income tax provision
Federal	-	-	-
State	-	-	1,122

Total income tax provision	-	-	1,122

NET LOSS	$(9,016)	$(12,728)	$(25,255)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	8,020,000	5,298,678

 See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
( A Development Stage Company)
Statement of Stockholders' Equity
For the Period from February 29, 2012 (Inception) through June 30, 2013
(Unaudited)

	Common Stock Par Value $0.000001		Additional	Earnings (Deficit) Accumulated during the	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
February 29, 2012 (Inception)	-	$-	$-	$-	$-

Capital contribution			100	-	100

Common stock issued for cash at $0.000001 per share on March 13, 2012	5,000,000	5	-	-	5

Net income				9,718	9,718

Balance, March 31, 2012	5,000,000	5	100	9,718	9,823

Common stock issued for cash at $0.02 per share on June 21, 2012	3,020,000	3	60,397		60,400

Net loss				(25,957)	(25,957)

Balance, March 31, 2013	8,020,000	8	60,497	(16,239)	44,266

Net loss				(9,016)	(9,016)

Balance, June 30, 2013	8,020,000	$8	$60,497	$(25,255)	$35,250

 See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
(A Development Stage Company)
 Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended	For the Period from February 29, 2012 (inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,016)	$(12,728)	$(25,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76	45	377
Changes in operating assets and liabilities:
Accounts receivable	-	(2,610)	-
Income tax receivable	-	-	(1,913)
Accrued expenses	-	(525)	-

Net cash used in operating activities	(8,940)	(15,818)	(26,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	(908)	(908)

Net cash used in investing activities	-	(908)	(908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	2,540	511	4,040
Capital contribution	-	15,132	100
Proceeds from sale of common stock, net	-	58,135	60,405

Net cash provided by financing activities	2,540	73,778	64,545

NET CHANGE IN CASH	(6,400)	57,052	36,846

Cash at beginning of period	43,246	14,185	-

Cash at end of period	$36,846	$71,237	$36,846

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$3,051

 See accompanying notes to the financial statements.

Taylor Consulting, Inc.
(A Development Stage Company)
June 30, 2013 and 2012
Notes to the Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Taylor Consulting, Inc. (the “Company”) was incorporated on February 29, 2012 under the laws of the State of Delaware. The Company engages in consulting to improve performance enhancement and maximization of basketball related activities.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from February 29, 2012 (inception) through March 31, 2013 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on May 1, 2013.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and income tax receivable, approximate their fair values because of the short maturity of these instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2013	March 31, 2013

Computer equipment	$908	$908

Less accumulated depreciation	(377)	(301)

	$531	$607

Depreciation expense

Depreciation expense for the interim period ended June 30, 2013 and 2012 was $76 and $43, respectively.

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

For the interim period ended June 30, 2013, the Company’s significant stockholder paid $2,540 of expenses associated with the generation of consulting revenue during the period. These advances are non-interest bearing and payable on demand.

Note 7 – Concentrations

During the interim period ended June 30, 2013 the Company derived 100% of its revenues from one (1) company. During the period from February 29, 2012 (inception) through March 31, 2013 four (4) customers provided 100% of the Company’s sales.

Note 8 – Subsequent Events

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

We have engaged in and/or will in the future engage in or continue to engage in the following types of activities which have already resulted in our generating $62,700 of revenue from inception through June 30, 2013:

•	Basketball Player Evaluation Camps
	o	Kentucky Basketball Evaluation Camp for invitation to a National Exposure Camp
o	Connecticut evaluation camp for future invitational exposure camp
Hawaii Invitational Camp, Hi basketball skills development and evaluation camp
Alaska Invitational Camp basketball skill development and evaluation camp
Oklahoma City, OK basketball skill development and evaluation Camp DeMarcus Cousins/Sacramento Kings Basketball Skill Development Camp Laguna Beach Skill Development Camp

International Basketball Events
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

(c) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’

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

Results of Operations

For the period from February 29, 2012 (date of inception) to June 30, 2013, we had $62,700 in revenues, and $23,908 in cost of revenues, giving rise to a gross profit of $38,792. Operating expenses for this period totaled $51,644, of which $24,850 was professional fees, $13,632 officer’s compensation, and $13,162 of general and administrative expenses. A foreign currency transaction loss of $2,265 and a state income tax provision of $1,122 have been made for the period from February 29, 2012 (date of inception) to June 30, 2013, resulting in a net loss of $16,239.

Future Plans

SUPPLEMENTAL ACTIONS	COST

Hire a promotional/advertising company to expand our reach domestically and internationally. They would get our name out to more coaches, design and provide official company clothing attire, table banners, tables, tents, pamphlets and similar products	$10,000
Contract a webmaster to maximize website optimization and perform daily updates. Add features to include newsletters, blog, and videos. Quicker site loading. Will also utilize search engine optimization. Will interconnect and manage all social media to include: LinkedIn, Twitter, Facebook, Youtube, Tumblr to spruce up the website and maintain it daily.	$10,000
Travel on road shows both domestically and internationally to promote our business. Network at major sporting events where we could advertise our services such as NBA finals, NCAA final 4, AAU nationals for all levels.	$30,000
Hire additional staff to work our events in order to have concurring events.	$10,000
Hire two additional coaches to consult and carry out our mission	$40,000
Purchase additional basketball training equipment to use for consulting engagements. Also purchase coaching videos to build company media library.	$5,000
Lease office space and upgrade office. Better phones, computers, iPads, video recording equipment, televisions we could travel with, desks, fax machine, and office furniture.	$20,000
Open online store to sell our products: Gear w/our logo on it, instructional videos for all levels (beginner to expert) of players and coaches.	$10,000

Except for illness of management or cancellation of events by sponsors, the primary obstacle to implementing this plan will be the lack of available funding.

Liquidity and Capital Resources

We have engaged in and/or will in the future engage in or continue to engage in the activities described in “Business” above which have already resulted in our generating $70,365 of revenue and no accounts receivable through June 30, 2013.

As of June 30, 2013, we had approximately $36,846 in cash in the bank. We anticipate that we will incur certain costs irrespective of our operational and business development activities, including bank service fees and those costs associated with SEC requirements associated with remaining a public reporting entity, estimated to be approximately $40,000 annually. We anticipate that we would incur a minimum of $48,000 in operational expenses during the next 12 months if we continue to implement our business plan at its current level, comprising expenses related to continuing to hold and participate in similar events at the same rate as currently.

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

We estimate that we will need up to an additional $135,000 to support the implementation of our business plan at the maximum optimal level as described in the table above. If we do not generate sufficient cash flow from operations in excess of the amount necessary to maintain operations at their current levels as well as pay costs associated with going and staying public, we may have to raise additional capital to finance activities desired to support the implementation of our business plan at the maximum optimal level. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution of stockholders’ interests. Failure to secure any necessary financing in a timely manner and on favorable terms could hinder our delay our desired activities to support the implementation of our business plan at the maximum optimal level. Except as set forth above, we do not have any plans or specific agreements for new sources of funding or any planned material acquisitions.

During the interim period ended June 30, 2012, $15,132 of operating expenses were paid on behalf of the Company by its Chief Executive Officer and recorded as a capital contribution. As of June 30, 2013, the recorded capital contribution of $15,132 was re-classed as loan payable and repaid. Further, for the year ended June 30, 2013, the Company’s stockholder paid $1,500 of expenses associated with the generation of consulting revenue during the period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2013, our disclosure controls and procedures are effective.

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2013.

(b)          Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2013.

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

Taylor Consulting, Inc., a Delaware corporation

July 30, 2013	By	/s/ Dave Taylor
Dave Taylor
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 30, 2013	By	/s/ Dave Taylor
Dave Taylor
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer