Form 10-Q
period 2013-09-30
Taylor Consulting Inc.
filed 2013-11-15
CIK 1544597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Taylor Consulting Inc.
(Exact name of registrant as specified in its charter)

Delaware	333- 181226	30-0721344
(State or other jurisdiction of incorporation or organization)	(SEC File Number)	IRS I.D.

65 Ursini Dr Hamden, Ct	06514
(Address of principal executive offices)	(Zip Code)

Telephone: 619-301-8645

_____________________________________________________________________
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 15, 2013, there were 8,020,000 shares issued and outstanding of the registrant’s common stock.

Item 1. Financial Statements

Taylor Consulting, Inc.

(A Development Stage Company)

September 30, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Balance sheets at September 30, 2013 (Unaudited) and March 31, 2013	F-1

Statements of operations for the three months ended September 30, 2013 and 2012 (Unaudited)	F-2

Statements of operations for the six months ended September 30, 2013 and 2012 and for the Period from February 29, 2012 (Inception) through September 30, 2013 (Unaudited)	F-3

Statement of stockholders' equity for the period from February 29, 2012 (inception) through September 30, 2013 (Unaudited)	F-4

Statements of cash flows for the six months ended September, 2013 and 2012 and for the period from February 29, 2012 (inception) through September 30, 2013 (Unaudited)	F-5

Notes to the financial statements (Unaudited)	F-6

TAYLOR CONSULTING, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$23,572	$43,246
Income tax receivable	1,913	1,913
Prepaid services	1,583	-

Total Current Assets	27,068	45,159

OFFICE EQUIPMENT
Office equipment	908	908
Accumulated depreciation	(452)	(301)

Office Equipment, net	456	607

Total Assets	$27,524	$45,766

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Advances from stockholder	$1,491	$1,500

Total Current Liabilities	1,491	1,500

STOCKHOLDERS' EQUITY:
Preferred stock par value $0.000001: 10,000,000 shares authorized;
none issued or outstanding	-	-

Common stock par value $0.000001: 90,000,000 shares authorized;
8,020,000 shares issued and outstanding	8	8
Additional paid-in capital	60,497	60,497
Deficit accumulated during the development stage	(34,472)	(16,239)

Total Stockholders' Equity	26,033	44,266

Total Liabilities and Stockholders' Equity	$27,524	$45,766

 See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$-	$22,712

Cost of revenue	-	15,291

Gross Margin	-	7,421

OPERATING EXPENSES:
Officer's compensation	-	4,800
Professional fees	1,974	4,668
General and administrative	7,243	476

Total operating expenses	9,217	9,944

Loss before income tax provision	(9,217)	(2,523)

Income tax provision	-	-

NET LOSS	$(9,217)	$(2,523)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	8,020,000	8,020,000

See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
(A Development Stage Company)
Statements of Operations

	For the Six Months Ended	For the Six Months Ended	For the Period from February 29, 2012 (inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$7,665	$42,951	$70,365

Cost of revenue	2,666	21,275	26,574

Gross Margin	4,999	21,676	43,791

OPERATING EXPENSES:
Officer's compensation	-	13,632	13,632
Professional fees	9,057	19,275	33,907
General and administrative	14,175	4,020	27,337

Total operating expenses	23,232	36,927	74,876

LOSS FROM OPERATIONS	(18,233)	(15,251)	(31,085)

OTHER (INCOME) EXPENSE:
Foreign currency transaction (gain) loss	-	-	2,265

Other (income) expense, net	-	-	2,265

Loss before income tax provision	(18,233)	(15,251)	(33,350)

Income tax provision
Federal	-	-	-
State	-	-	1,122

Total income tax provision	-	-	1,122

NET LOSS	$(18,233)	$(15,251)	$(34,472)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	8,020,000	6,666,738

 See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from February 29, 2012 (Inception) through September 30, 2013
(Unaudited)

	Common Stock, Par Value $0.000001		Additional	Earnings (Deficit) Accumulated during the	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
February 29, 2012 (Inception)	-	$-	$-	$-	$-

Capital contribution			100	-	100

Common stock issued for cash at $0.000001 per
share on March 13, 2012	5,000,000	5	-	-	5

Net income				9,718	9,718

Balance, March 31, 2012	5,000,000	5	100	9,718	9,823

Common stock issued for cash at $0.02 per
share on June 21, 2012	3,020,000	3	60,397		60,400

Net loss				(25,957)	(25,957)

Balance, March 31, 2013	8,020,000	8	60,497	(16,239)	44,266

Net loss				(18,233)	(18,233)

Balance, September 30, 2013	8,020,000	$8	$60,497	$(34,472)	$26,033

See accompanying notes to the financial statements.

TAYLOR CONSULTING, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Six Months Ended	For the Six Months Ended	For the Period from February 29, 2012 (inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,233)	$(15,251)	$(34,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	119	452
Changes in operating assets and liabilities:
Income tax receivable	-	-	(1,913)
Prepaid services	(1,583)	-	(1,583)
Accrued expenses	-	5,475	-

Net cash used in operating activities	(19,665)	(9,657)	(37,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	(908)	(908)

Net cash used in investing activities	-	(908)	(908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) stockholder	(9)	309	1,491
Capital contribution	-	-	100
Proceeds from sale of common stock, net	-	58,135	60,405

Net cash provided by (used in) financing activities	(9)	58,444	61,996

NET CHANGE IN CASH	(19,674)	47,879	23,572

Cash at beginning of period	43,246	14,185	-

Cash at end of period	$23,572	$62,064	$23,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$3,051

See accompanying notes to the financial statements.

Taylor Consulting, Inc.
(A Development Stage Company)
September 30, 2013 and 2012
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

Fiscal Year-End

The Company elected March 31st as its fiscal year-end date.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, income tax receivable, and prepaid services, approximate their fair values because of the short maturity of these instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2013 or 2012.

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2013	March 31, 2013

Computer equipment	$908	$908

Less accumulated depreciation	(452)	(301)

	$456	$607

Depreciation expense

Depreciation expense was $151 and 119 for the interim period ended September 30, 2013 and 2012, respectively.

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

For the interim period ended September 30, 2013, the Company’s significant stockholder paid $1,491 of expenses associated with the generation of consulting revenue during the period. These advances are non-interest bearing and payable on demand.

Note 7 – Concentrations

During the period from February 29, 2012 (inception) through March 31, 2013, four (4) customers provided 100% of the Company’s sales.

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

We have engaged in and/or will in the future engage in or continue to engage in the following types of activities which have already resulted in our generating $70,365 of revenue from inception through September 30, 2013:

	Basketball Player Evaluation Camps
	o	Kentucky Basketball Evaluation Camp for invitation to a National Exposure Camp
o	Connecticut evaluation camp for future invitational exposure camp
Hawaii Invitational Camp, Hi basketball skills development and evaluation camp
Alaska Invitational Camp basketball skill development and evaluation camp
Oklahoma City, OK basketball skill development and evaluation Camp DeMarcus Cousins/Sacramento Kings Basketball Skill Development Camp Laguna Beach Skill Development Camp

International Basketball Events
Melbourne, Australia skill development/evaluation basketball camp
Tokyo, Japan international basketball skill development and evaluation camp Puerto Rico national Phenom Basketball Evaluation Camp

	Consultation, feedback, coaching and program management to youth and adult basketball teams, leagues, tournaments and programs.
	o	Northern California consultation of high school/AAU Program for future exposure
	o	Washington, DC consultation of high school program/AAU future possibilities Elite Sports,
	o	Connecticut consultation w/ basketball coach for future exposure
	o	North Virginia Sportsplex consult for basketball training program/facility
	o	Linden, CA consultation of high school program
	o	Connecticut Elite consultation of AAU program for future exposure


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


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

Results of Operations

Three Months Ended 9/30/13 to Three Months Ended 9/30/12

For the three months ended September 30, 2013 versus the three months ended September 30, 2012, we had $0 and $22,712 in revenues and $0 and $15,291 in cost of revenues, respectively. Our expenses were $9,217 for the three months ended September 30, 2013 versus $9,944 for the three months ended September 30, 2012. These expenses consisted primarily of $1,974 in professional fees and $7,243 in general and administrative expenses for the three months ended September 30, 2013 versus $4,668 in professional fees, $4,800 in officer’s compensation and $476 in general and administrative expenses for the three months ended September 30, 2012. The difference is primarily the result of expenses associated with the Company’s regulatory filings and the value of officer’s compensation in the period ended September 30, 2012 versus September 30, 2013.

Six Months Ended 9/30/13 To Six Months Ended 9/30/12

For the six months ended September 30, 2013 versus the six months ended September 30, 2012, we had $7,665 and $42,951 in revenues and $2,666 and 21,275 in cost of revenues, respectively. Our expenses were $23,232 for the six months ended September 30, 2013 versus $36,927 for the six months ended September 30, 2012. These expenses consisted primarily of $9,057 in professional fees and $14,175 in general and administrative expenses for the six months ended September 30, 2013 versus $19,275 in professional fees, $13,632 in officer’s compensation, and $4,020 in general and administrative expenses for the six months ended September 30, 2012. The difference is primarily the result of additional time as well as additional expenses associated with the Company’s regulatory filings and the value of the officer’s compensation in the period ended September 30, 2012 versus September 30, 2013.

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

Liquidity and Capital Resources

We have engaged in and/or will in the future engage in or continue to engage in the activities described in “Business” above which have already resulted in our generating $70,365 of revenue and no accounts receivable through September 30, 2013.

As of September 30, 2013, we had approximately $23,572 in cash in the bank. We anticipate that we will incur certain costs irrespective of our operational and business development activities, including bank service fees and those costs associated with SEC requirements associated with remaining a public reporting entity, estimated to be approximately $40,000 annually. We anticipate that we would incur a minimum of $48,000 in operational expenses during the next 12 months if we continue to implement our business plan at its current level, comprising expenses related to continuing to hold and participate in similar events at the same rate as currently.

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

During the interim period ended September 30, 2012, $15,132 of operating expenses were paid on behalf of the Company by its Chief Executive Officer and recorded as a capital contribution. As of September 30, 2013, the recorded capital contribution of $15,132 was re-classed as loan payable and repaid. Further, for the period ended September 30, 2013, the Company’s stockholder paid $1,491 of expenses associated with the generation of consulting revenue during the period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2013, our disclosure controls and procedures are effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2013.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2013.

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
________________
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

Taylor Consulting, Inc., a Delaware corporation

November 15, 2013	By:	/s/ Dave Taylor
Dave Taylor
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 15, 2013	By	/s/ Dave Taylor
Dave Taylor
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer