Form 10-Q
period 2013-12-31
Taylor Consulting Inc.
filed 2014-02-03
CIK 1544597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 3, 2014, there were 8,020,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Taylor Consulting, Inc.
(A Development Stage Company)
December 31, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Balance sheets at December 31, 2013 (Unaudited) and March 31, 2013	F-2

Statements of operations for the three months ended December 31, 2013 and 2012 (Unaudited)	F-3

Statements of operations for the nine months ended December 31, 2013 and 2012 and for the Period from February 29, 2012 (Inception) through December 31, 2013 (Unaudited)	F-4

Statement of stockholders' equity for the period from February 29, 2012 (inception) through December 31, 2013 (Unaudited)	F-5

Statements of cash flows for the nine months ended September, 2013 and 2012 and for the period from February 29, 2012 (inception) through December 31, 2013 (Unaudited)	F-6

Notes to the financial statements (Unaudited)	F-7

Taylor Consulting, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$23,850	$43,246
Income tax receivable	1,913	1,913

Total Current Assets	25,763	45,159

OFFICE EQUIPMENT
Office equipment	2,447	908
Accumulated depreciation	(601)	(301)

Office Equipment, net	1,846	607

WEBSITE DEVELOPMENT COSTS
Website development costs	4,000	-
Accumulated amortization	(668)	-

Website development costs, net	3,332	-

Total Assets	$30,941	$45,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	$2,667	$-
Advances from stockholder	969	1,500

Total Current Liabilities	3,636	1,500

STOCKHOLDERS' EQUITY:
Preferred stock par value $0.000001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.000001: 90,000,000 shares authorized;
8,020,000 shares issued and outstanding	8	8
Additional paid-in capital	60,497	60,497
Deficit accumulated during the development stage	(33,200)	(16,239)

Total Stockholders' Equity	27,305	44,266

Total Liabilities and Stockholders' Equity	$30,941	$45,766

See accompanying notes to the financial statements.

Taylor Consulting, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended December 31, 2013	For the Three Months Ended December 31, 2012
	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$6,810	$2,694

Cost of revenue	-	1,831

Gross Margin	6,810	863

OPERATING EXPENSES:

Officer's compensation	-	-
Professional fees	1,986	3,001
General and administrative	3,552	583

Total operating expenses	5,538	3,584

Income (loss) before income tax provision	1,272	(2,721)

Income tax provision	-	-

NET INCOME (LOSS)	$1,272	$(2,721)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$0.00	$(0.00)

Weighted average common shares outstanding
- basic and diluted	8,020,000	8,020,000

 See accompanying notes to the financial statements.

Taylor Consulting, Inc.
(A Development Stage Company)
Statements of Operations

	For the Nine Months Ended December 31, 2013	For the Nine Months Ended December 31, 2012	For the Period from February 29, 2012 (inception) through December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$14,475	$45,645	$77,175

Cost of revenue	2,666	23,106	26,574

Gross Margin	11,809	22,539	50,601

OPERATING EXPENSES:
Officer's compensation	-	13,632	13,632
Professional fees	11,043	22,276	35,893
General and administrative	17,727	4,603	30,889

Total operating expenses	28,770	40,511	80,414

LOSS FROM OPERATIONS	(16,961)	(17,972)	(29,813)

OTHER (INCOME) EXPENSE:
Foreign currency transaction (gain) loss	-	2,265	2,265

Other (income) expense, net	-	2,265	2,265

Loss before income tax provision	(16,961)	(20,237)	(32,078)

State Income tax provision
Federal	-	-	-
State	-	-	1,122

Total income tax provision	-	-	1,122

NET LOSS	$(16,961)	$(20,237)	$(33,200)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	8,020,000	7,119,436

 See accompanying notes to the financial statements.

Taylor Consulting, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from February 29, 2012 (Inception) through December 31, 2013
(Unaudited)

	Common Stock, Par Value $0.000001		Additional	Earnings (Deficit)Accumulated during the	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Equity

February 29, 2012 (Inception)	-	$-	$-	$-	$-

Capital contribution			100	-	100

Common stock issued for cash at $0.000001 per share on March 13, 2012	5,000,000	5	-	-	5

Net income				9,718	9,718

Balance, March 31, 2012	5,000,000	5	100	9,718	9,823

Common stock issued for cash at $0.02 per share on June 21, 2012	3,020,000	3	60,397		60,400

Net loss				(25,957)	(25,957)

Balance, March 31, 2013	8,020,000	8	60,497	(16,239)	44,266

Net loss				(16,961)	(16,961)

Balance, December 31, 2013	8,020,000	$8	$60,497	$(33,200)	$27,305

 See accompanying notes to the financial statements.

Taylor Consulting, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Nine Months Ended December 31, 2013	For the Nine Months Ended December 31, 2012	For the Period from February 29, 2012 (inception) through December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,961)	$(20,237)	$(33,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	300	225	601
Amortization	668	-	668
Changes in operating assets and liabilities:
Income tax receivable	-	(1,122)	(1,913)
Accrued expenses	2,667	(525)	2,667

Net cash used in operating activities	(13,326)	(21,659)	(31,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(1,539)	(908)	(2,447)
Website development costs	(4,000)	-	(4,000)

Net cash used in investing activities	(5,539)	(908)	(6,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) stockholder	(531)	776	969
Capital contribution	-	-	100
Proceeds from sale of common stock, net	-	60,400	60,405

Net cash provided by (used in) financing activities	(531)	61,176	61,474

NET CHANGE IN CASH	(19,396)	38,609	23,850

Cash at beginning of period	43,246	14,185	-

Cash at end of period	$23,850	$52,794	$23,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$3,051

 See accompanying notes to the financial statements.

Taylor Consulting, Inc.
 (A Development Stage Company)
December 31, 2013 and 2012
Notes to the Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Taylor Consulting, Inc. (the “Company”) was incorporated on February 29, 2012 under the laws of the State of Delaware. The Company engages in consulting to improve performance enhancement and maximization of basketball related activities.

Note 2 – Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation - Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2013 and notes thereto contained in the information as part of the Company’s Form 10-K filed with the SEC on May 1, 2013.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, income tax receivable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment, and website development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Office Equipment

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

Website Development Cost

Website development cost is stated at cost less accumulated amortization. The cost of the website development is amortized on a straight-line basis over its estimated useful life of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the reporting period ended December 31, 2013 or 2012.

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Office Equipment

(i)	Depreciation expense

Depreciation expense was $300 and 225 for the interim period ended December 31, 2013 and 2012, respectively.

(ii)	Impairment

The Company completed the annual impairment test of office equipment and determined that there was no impairment as the fair value of office equipment, substantially exceeded their carrying values at March 31, 2013.

Note 5 – Website Development Costs

(i)	Amortization Expense

Amortization expense for the interim period ended December 31, 2013 and 2012 was $668 and $0, respectively.

(ii)	Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, substantially exceeded their carrying values at March 31, 2013.

Note 6 – Stockholders’ Equity

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

Note 7 – Related Party Transactions

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

Note 8 – Concentrations

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

We have engaged in and/or will in the future engage in or continue to engage in the following types of activities which have already resulted in our generating $77,175 of revenue from inception through December 31, 2013:

•	Basketball Player Evaluation Camps
	o	Corvallis, Oregon basketball evaluation camp Anaheim, California Basketball evaluation camp
	o	Connecticut evaluation camp for future invitational exposure camp
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

Our pricing strategy will be based on market value, size of the program and amount of feedback desired. We will charge between $50 and $150 per participant depending upon the number of persons enrolled and the nature of the program, such as the size of the market and the amount of feedback required. We will have different levels of consultation. We can simply run an event with no feedback, or we can run a program with feedback, both program organizers and players. Feedback can be in the form of video, written or verbally.

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

Results of Operations

Three Months Ended 12/31/13 to Three Months Ended 12/31/12

For the three months ended December 31, 2013 versus the three months ended December 31, 2012, we had $6,810 and $2,694 in revenues and $0 and $1,831 in cost of revenues, respectively. Our expenses were $5,538 for the three months ended December 31, 2013 versus $3,584 for the three months ended December 31, 2012. These expenses consisted primarily of $1,986 in professional fees and $3,552 in general and administrative expenses for the three months ended December 31, 2013 versus $3,001 in professional fees and $583 in general and administrative expenses for the three months ended December 31, 2012. The difference is primarily the result of expenses associated with the Company’s regulatory filings.

Nine Months Ended 12/31/13 To Nine Months Ended 12/31/12

For the nine months ended December 31, 2013 versus the nine months ended December 31, 2012, we had $14,475 and $45,645 in revenues and $2,666 and 23,106 in cost of revenues, respectively. Our expenses were $28,770 for the nine months ended December 31, 2013 versus $40,511 for the nine months ended December 31, 2012. These expenses consisted primarily of $11,043 in professional fees and $17,727 in general and administrative expenses for the nine months ended December 31, 2013 versus $22,276 in professional fees, $13,632 in officer’s compensation, and $4,603 in general and administrative expenses for the nine months ended December 31, 2012. The difference is primarily the result of additional time as well as additional expenses associated with the Company’s regulatory filings and the value of the officer’s compensation in the period ended December 31, 2012 versus December 31, 2013.

Future Plans

SUPPLEMENTAL ACTIONS	COST

Hire a promotional/advertising company to expand our reach domestically and internationally. They would get our name out to more coaches, design and provide official company clothing attire, table banners, tables, tents, pamphlets and similar products	$10,000
Contract a webmaster to maximize website optimization and perform daily updates. Add features to include newsletters, blog, and videos. Quicker site loading. Will also utilize search engine optimization. Will interconnect and manage all social media to include: LinkedIn, Twitter, Facebook, Youtube, Tumblr to spruce up the website and maintain it daily.	$10,000
Travel on road shows both domestically and internationally to promote our business. Network at major sporting events where we could advertise our services such as NBA finals, NCAA final 4, AAU nationals for all levels.	$15,000
Hire additional staff to work our events in order to have concurring events.	$10,000
Hire two additional coaches to consult and carry out our mission	$20,000
Purchase additional basketball training equipment to use for consulting engagements. Also purchase coaching videos to build company media library.	$5,000
Lease office space and upgrade office. Better phones, computers, iPads, video recording equipment, televisions we could travel with, desks, fax machine, and office furniture.	$20,000
Open online store to sell our products: Gear w/ our logo on it, instructional videos for all levels (beginner to expert) of players and coaches.	$10,000

Except for illness of management or cancellation of events by sponsors, the primary obstacle to implementing this plan will be the lack of available funding.

Liquidity and Capital Resources

We have engaged in and/or will in the future engage in or continue to engage in the activities described in “Business” above which have already resulted in our generating $77,175 of revenue and no accounts receivable through December 31, 2013.

As of December 31, 2013, we had approximately $23,850 in cash in the bank. We anticipate that we will incur certain costs irrespective of our operational and business development activities, including bank service fees and those costs associated with SEC requirements associated with remaining a public reporting entity, estimated to be approximately $40,000 annually. We anticipate that we would incur a minimum of $48,000 in operational expenses during the next 12 months if we continue to implement our business plan at its current level, comprising expenses related to continuing to hold and participate in similar events at the same rate as currently.

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

During the interim period ended December 31, 2012, $15,132 of operating expenses were paid on behalf of the Company by its Chief Executive Officer and recorded as a capital contribution. As of December 31, 2013, the recorded capital contribution of $15,132 was re-classed as loan payable and repaid. Further, for the period ended December 31, 2013, the Company’s stockholder is owed $969 for expenses associated with the generation of consulting revenue during the period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2013, our disclosure controls and procedures are effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2013.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2013.

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

Taylor Consulting, Inc., a Delaware corporation

February 3, 2014	By:	/s/ Dave Taylor
Dave Taylor
Principal Executive Officer

Exhibit Index

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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