Form 10-K
period 2014-03-31
Taylor Consulting Inc.
filed 2014-07-21
CIK 1544597

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-181226

TAYLOR CONSULTING INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0721344
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

5847 San Felipe St, 17th Floor Houston, TX	77057
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 821-1301

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.000001 par value	NASDAQ OTC BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2013 was $1,510,000.

There were 8,020,000 shares of the Registrant’s common stock outstanding as of July 14, 2014.

TAYLOR CONSULTING INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described herein. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “TAYO,” “our,” and “us” refers to Taylor Consulting Inc., a Delaware corporation.

PART I

ITEM 1. BUSINESS

Overview

Taylor Consulting Inc. (“the Company”) was formed in the state of Delaware on February 29, 2012. Our fiscal year end is March 31.

Business

We are a development stage company. We are a basketball sports consultancy company that provides consultation, feedback, coaching and program management to youth and adult basketball teams, leagues, tournaments and programs.

On January 31, 2014, Dave Taylor (“Seller) and Lozells Enterprises, Inc., a Panama corporation (“Buyer”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), whereby Mr. Taylor agreed to sell his 5,000,000 shares of common stock of the Company (the “Shares”), representing 62.3% of the issued and outstanding shares of the Company. This resulted in a change of control in the Company.

As of April 1, 2014, the Company formed a new subsidiary to explore the opportunities within the real estate market. Third Avenue Development LLC, a Texas limited liability corporation, will focus on acquiring properties in the country’s top performing real estate markets, specifically those that are experiencing booms as a result of mineral and oil development.

We have engaged in in the following types of activities which have already resulted in our generating $78,350 of revenue from inception through March 31, 2014:

•	Basketball Evaluation Camps
o	Kentucky Basketball Evaluation Camp for invitation to a National Exposure Camp
o	Connecticut evaluation camp for future invitation exposure camp
o	Hawaii Invitational Camp, HI basketball skills development and evaluation camp
o	Alaska Invitation Camp basketballs skills and evaluation camp
o	Oklahoma City basketball skill development and evaluation camp
•	International Basketball Evaluation Camps
o	Melbourne, Australia skill development and evaluation basketball camp
o	Tokyo, Japan international basketball skill development and evaluation camp
•	Consultation, feedback, coaching and program management to youth and adult basketball teams, leagues, tournament and programs
o	Northern California consultation of high school / AAU program for future exposure
o	Washington, DC consultation of high school program / AAU future possibilities Elite Sports
o	Connecticut consultation with basketball coach for future exposure
o	North Virginia Sportsplex consultation for basketball training program and facility.
o	Linden, California consultation for high school program
o	Connecticut Elite consultation of AAU program for future exposure
•	Program development and management, including tournament organization and operation, feedback and detailed analysis, and programs for these basketball related events and activities.
o	Double Pump Tournament organization and operation
o	Fullerton, California basketball skills camp organization and operation
o	Mission Viejo, California basketball camp organization and operation
o	Fullerton, California basketball camp organization and operation
o	Newport, California basketball camp organization and operation
o	Walnut Recreation basketball camp organization and operation
•	Coaching for individual players, coaches and program administrators to provide opportunities for players and basketball programs.

We focus on programs that promote both the individual player’s best interest and development of the overall program. Programs that focus on player’s success on the court and advancing to the next level are more likely to have higher enrollment, which can lead to a financial success for the program.

Our goal is to enhance each program in these areas and provide every member of each program an understanding of the processes involved with achievement at the next level they are attempting to reach. Our advisory position allows the individual and organization to focus on realistic goals and narrow their attempts at future successes. As an example, we tell each player for which level we feel they are best suited ,and explain the process involved in achieving a scholarship or walk-on status at a university or college. Regarding the program, we educate the coaches to become better on-court managers and teach them the skills to enhance the players’ experience. We critique and grade the programs and then make recommendation on how the program can improve.

Our pricing strategy is based on market value, the program’s size and amount of feedback desired. We charge between $50 and $150 per participant depending upon the program enrollment, the nature of the program, the market size, and the amount of feedback required. We have different levels of consultation. We can run an event with no feedback, or we can run a program with feedback for both program organizers and players.

There is the risk of personal injuries and accidents associated with basketball events and coaching, which could subject us to personal injury or other claims. Although we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons that attend these events or whom we coach in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

Sales and Marketing Strategy

We plan to implement a marketing campaign via direct messaging through social media such as Twitter and Facebook. We plan to send out emails nationwide to a large database that we will accumulate. We intend to reach out to middle schools, high schools and universities, as well as youth organizations such as the Boys and Girls clubs, YMCA’s, YWCA’s, Parks and Recreations departments and other youth organizations. We plan to meet with these organizations in person once we have made contact through our marketing efforts. We believe strongly in face-to-face encounters and a personal touch.

During the next 12 months, we anticipate engaging in the following activities to support the implementation of our business plan at the maximum optimal level, although we may vary our plans depending upon operational conditions and available funding:

SUPPLEMENTAL ACTIONS	COST

Contract a webmaster to maximize website optimization and perform daily updates. Add features to include a blog, newsletters and videos. We plan to increase the site’s loading speed and utilize search engine optimization. We will incorporate social media sites such as Twitter, Facebook, Youtube, Tumblr and Linked in. We will also create a new online presence for the Company’s real estate division.	$20,000
Travel to domestic and international roadshows to promote our business. Network at major springing events such as the NBA finals, NCAA Final 4 and the AAU nationals to advertise and promote our services.	30,000
Hire additional staff to work our events in order to have concurring events.	10,000
Purchase additional basketball training equipment for use during consulting engagements. Additionally, purchase coaching videos to build Company media library	5,000
Open online store to sell our products, such as gear branded with our logo, instructional videos for all levels of players and coaches.	10,000
Initiate property acquisition strategy	250,000

Except for illness of our employees or cancellation of events by sponsors, the primary obstacle to implementing this plan will be the lack of available funding.

We anticipate that we will incur certain costs irrespective of our operational and business development activities, including bank service fees and those costs associated with SEC filing requirements in remaining a public reporting company, estimated to be approximately $40,000 annually. We anticipate that we will incur a minimum of $148,000 in operational expenses during the next twelve months if we continue to implement our business plan at its current level, comprising expenses related to continuing to hold and participate in similar events at the same rate as we have.

Accordingly, we estimate our total need for funds for operations at our current level, including all expense of remaining a public reporting company, continuing operations at their current level, and new initiative in the next twelve months to be $513,000.

Competition

Competition in the basketball sports coaching industry is intense. We face competition from other sports consultants and coaching organizations, both large and small. The basketball sports coaching industry is fragmented. We are currently a small competitor in the market.

Our principal larger competitors are established national AAU organizations and shoe companies such as Nike and Adidas. We compete with these larger competitors by providing a “hands on” approach that specializes in a program’s specific needs and by targeting more regional and local markets. There are numerous other small to mid-size sports consulting businesses which whom we also compete. We offer program with experienced consultants that have managed larger scale programs. Our employees have been involved in large national events such as Adidas Superstar Camp, National Phenom Camps, Adidas West Coast All-Star Camp, and Snow Valley Basketball Camp for over a decade. Management knows which events are the best to attend to bring publicity and attention to specific players, coaches and programs. Most small market consultancies do not offer the national experience that the Company can. Larger national companies do not focus on and do not have experience with operations at a local level.

Many of our existing and potential competitors have substantially greater research and product development capabilities and financial, marketing and human resources than we do. As a result, these competitors may:

•	succeed in developing services that are equal to or superior to our services or potential services or that achieve greater market acceptance than our services or potential services;
•	devote greater resources to developing, marketing or selling their services;
•	respond more quickly to new or emerging trends which could render our services or potential services obsolete or less preferable;
•	withstand price competition more successfully than we can;
•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our customers or prospective customers.

Regulatory and Environmental Matters

For NCAA certified events, we need to follow NCAA guidelines which govern certification of administration and coaches; contacts between players and coaches and universities and prohibition on illegal financial or material benefits from universities.

We are not subject to environmental regulations.

Employees and Employment Agreements

Our only employees are our CEO Scott Wheeler and Dave Taylor, who provides our coaching and program management services. We have no collective bargaining agreement with our employees. We consider our relationship with our employees to be excellent.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES

We maintain our corporate offices at 5847 San Felipe St, 17th Floor, Houston, TX 77057. Our telephone number is (713) 821-1301.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “TAYO” in May 2012. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended March 31, 2014
Quarter ended March 31, 2014	$0.50	$0.50
Quarter ended December 31, 2013	$0.50	$0.50
Quarter ended September 30, 2013	$0.50	$0.50
Quarter ended June 30, 2013	$0.50	$0.50

Fiscal Year Ended March 31, 2013
Quarter ended March 31, 2013	$0.50	$0.50
Quarter ended December 31, 2012	$0.50	$0.50
Quarter ended September 30, 2012	$—	$—
Quarter ended June 30, 2012	$—	$—

Holders

As of the date of this filing, there were nine holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 90,000,000 shares of common stock, with a par value of $0.000001. The closing price of our common stock on July 14, 2014, as quoted by OTC Markets Group, Inc., was $1.61. There were 8,020,000 shares of common stock issued and outstanding as of July 14, 2014. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Delaware contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended March 31, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of March 31, 2014.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Preferred Stock

Our authorized preferred stock consists of 10,000,000 shares of $0.000001 par value preferred stock. As of the date of this report, there are no shares of preferred stock outstanding. The Company’s preferred stock ranks senior to all other equity securities, including common stock. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

On May 9, 2014, our Board of Directors amended the Articles of Incorporation of the Company to designate Series E Preferred Stock. There are 1,000,000 shares of authorized Series E Preferred Stock with a par value of $0.000001 per share. All shares of Series E Preferred Stock rank subordinate to all of the Company’s common stock. The shares of outstanding Series E Preferred Stock have the right to vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock such that the holders of outstanding shares of Series E Preferred Stock shall always constitute sixty-six and two thirds of the voting rights of the Company.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended March 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives, and performance that involve risk, uncertainties, and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Background of our Company

Taylor Consulting Inc. (the “Company”) was formed in the state of Delaware on February 29, 2012. Our fiscal year end is March 31.

We are a development stage company. We are a basketball sports consultancy that provides consultation, feedback, coaching and program management to youth and adult basketball teams, leagues, tournaments and programs.

On January 31, 2014, Dave Taylor (“Seller) and Lozells Enterprises, Inc., a Panama corporation (“Buyer”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), whereby Mr. Taylor agreed to sell his 5,000,000 shares of common stock of the Company (the “Shares”), representing 62.3% of the issued and outstanding shares of the Company. This resulted in a change of control in the Company.

As of April 1, 2014, the Company formed a new subsidiary to explore the opportunities within the real estate market. Third Avenue Development Corp. will focus on acquiring properties in the country’s top performing real estate markets, specifically those that are experiencing booms as a result of mineral and oil development.

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next year unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of March 31, 2014, we had cash on hand of $3,075.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $38,998 for the year ended March 31, 2014. We had a working capital surplus of $622 as of March 31, 2014. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended March 31, 2014 was $33,132.

We continue to rely on advances to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

Fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013.

Revenue
Revenue decreased to $15,650 for the year ended March 31, 2014, compared to $48,620 for the year ended March 31, 2013 as the company had fewer consulting engagements.

Cost of revenue
Cost of revenue decreased to $2,666 for the year ended March 31, 2014, compared to $23,106 for the comparable period in 2013 due to fewer consulting engagements.

Gross Margin
Gross margin decreased to $12,984 for the year ended March 31, 2014, compared to $25,514 for the year ended March 31, 2013 due to fewer consulting engagements.

General and Administrative Expenses
We recognized total general and administrative expenses in the amount of $50,910 and $51,119 for the years ended March 31, 2014 and ended 2013, respectively. There was no material change in our general and administrative expenses.

Net Loss
We incurred a net loss of $38,998 for the year ended March 31, 2014 as compared to $25,957 for the comparable period of 2013. This was primarily driven by the reductions in consulting revenue and the cost of revenue.

Liquidity and Capital Resources

We anticipate needing approximately of $513,000 to fund our operations and to effectively execute our business plan over the next year. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

SUPPLEMENTAL ACTIONS	COST

Contract a webmaster to maximize website optimization and perform daily updates. Add features to include a blog, newsletters and videos. We plan to increase the site’s loading speed and utilize search engine optimization. We will incorporate social media sites such as Twitter, Facebook, Youtube, Tumblr and Linked in. We will also create a new online presence for the Company’s real estate division.	$20,000
Travel to domestic and international roadshows to promote our business. Network at major springing events such as the NBA finals, NCAA Final 4 and the AAU nationals to advertise and promote our services.	30,000
Hire additional staff to work our events in order to have concurring events.	10,000
Purchase additional basketball training equipment to use for consulting engagements. Additionally, purchase coaching videos to build Company media library	5,000
Open online store to sell our products, such as gear branded with our logo, instructional videos for all levels of players and coaches.	10,000
Initiate property acquisition strategy	250,000

Through March 31, 2014, we have incurred cumulative losses since inception of $55,237. We raised the cash amounts to be used in these activities from the sale of common stock and from revenues. We currently have positive working capital of $622.

As of March 31, 2014, we had $3,075 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2014 and 2013. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared; actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies, which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2014, the Company had a net loss of $38,998 and generated negative cash flow from operations in the amount of $33,132. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR CONSULTING INC.
(A Development Stage Enterprise)

Financial Statements

March 31, 2014

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Stockholders of
Taylor Consulting, Inc.

We have audited the accompanying balance sheets of Taylor Consulting, Inc. (“the Company”) as of March 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the related statements of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
July 18, 2014

TAYLOR CONSULTING INC.
BALANCE SHEETS
	March 31, 2014	March 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,075	$43,246
Income tax receivable	1,913	1,913
Total current assets	4,988	45,159

OFFICE EQUIPMENT
Office equipment	2,447	908
Accumulated depreciation	(803)	(301)
Office Equipment, net	1,644	607

WEBSITE DEVELOPMENT COSTS
Website development costs	4,000	—
Accumulated amortization	(997)	—
Website development costs,	3,003	—
TOTAL ASSETS	$9,635	$45,766

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Deferred revenue	$1,700	$—
Accrued expenses	$2,667	$—
Advances payable from a related party	—	1,500
Total current liabilities	4,367	1,500

TOTAL LIABILITIES	4,367	1,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.000001 stated value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and March 31, 2013, respectively.	—	—
Common Stock, $0.000001 par value; 90,000,000 shares authorized; 8,020,000 shares issued and outstanding at March 31, 2014 and March 31, 2013, respectively.	8	8
Additional paid-in capital	60,497	60,497
Accumulated deficit	(55,237)	(16,239)
Total stockholders’ equity	5,268	44,266

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,635	$45,766

The accompany notes are an integral part of these financial statements.

TAYLOR CONSULTING INC.
STATEMENTS OF OPERATIONS

	Year ended March 31,
	2014	2013

REVENUE	$15,650	$48,620
COST OF REVENUE	2,666	23,106

GROSS MARGIN	12,984	25,514

OPERATING EXPENSES
Officer’s compensation	20,000	13,632
Professional fees	11,101	24,325
General and administrative	19,809	13,162
Total operating expenses	50,910	51,119

LOSS FROM OPERATIONS	(37,926)	(25,605)

OTHER INCOME (EXPENSE)
Foreign currency gain (loss)	—	(2,265)
Total other income (expense)	—	(2,265)

LOSS BEFORE TAX	(37,926)	(27,870)

Income tax expense (benefit)	1,072	(1,913)

NET LOSS	$(38,998)	$(25,957)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.00)

COMMON SHARES OUTSTANDING Basic and fully diluted	8,020,000	7,341,406

The accompany notes are an integral part of these financial statements.

TAYLOR CONSULTING INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

BALANCE, March 31, 2012	5,000,000	5	100	9,718	9,823

Common stock issued for cash at $0.02 per share on June 21, 2012	3,020,000	3	60,397	—	60,400
Net loss	—	—	—	(25,957)	(25,957)

BALANCE, March 31, 2013	8,020,000	$8	60,497	$(16,239)	$44,266

Net loss	—	—	—	(38,998)	(38,998)

BALANCE, March 31, 2014	8,020,000	$8	$60,497	$(55,237)	$5,268

The accompany notes are an integral part of these financial statements.

TAYLOR CONSULTING INC.
STATEMENTS OF CASH FLOWS
	Year ended March 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(38,998)	$(25,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	997	—
Depreciation	502	301
Changes in operating assets and liabilities:
Deferred revenue	1,700	—
Accrued expenses	2,667	(525)
Income tax receivable	—	(1,913)
Income tax payable	—	(3,035)
NET CASH USED IN OPERATING ACTIVITIES	(33,132)	(31,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,539)	(908)
Capitalized website development	(4,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(5,539)	(908)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	60,400
Proceeds from related party advances	—	698
Repayments of related party advances	(1,500)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,500)	61,098

NET INCREASE (DECREASE) IN CASH	(40,171)	29,061

CASH, at the beginning of the period	43,246	14,185

CASH, at the end of the period	$3,075	$43,246

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$1,072	$3,051

The accompany notes are an integral part of these financial statements.

TAYLOR CONSULTING INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Taylor Consulting, Inc.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year-End

The Company elected March 31st as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)
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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, deferred revenue and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include website development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

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

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

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

Website Development Costs

The Company has adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs. Under the requirements of Sections 350-50-15 and 350-50-25, the Company capitalizes costs incurred to develop a website as website development costs, which are amortized on a straight-line basis over the estimated useful lives of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) aamounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially outstanding dilutive shares for the reporting period ended March 31, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Office Equipment

(i)	Depreciation expense

Depreciation expense was $502 and $301 for the reporting period ended March 31, 2014 and 2013, respectively.

(ii)	Impairment

The Company completed the annual impairment test of office equipment and determined that there was no impairment as the fair value of office equipment exceeded their carrying values at March 31, 2014.

Note 5 – Website Development Costs

(i)	Amortization Expense

Amortization expense for the reporting period ended March 31, 2014 and 2013 was $997 and $0, respectively.

(ii)	Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs exceeded their carrying values at March 31, 2014.

Note 6 – Stockholders’ Deficit

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

Note 8 – Concentrations

During the period from February 29, 2012 (inception) through March 31, 2014, four (4) customers provided 100% of the Company’s sales. During the year ended March 31, 2013, four customers provided 100% of the Company's sales. During the year ended March 31, 2014, one customer provided 100% of the Company's sales.

Note 9 – Income Tax Provision

Deferred Tax Assets

At March 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $55,237 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $18,781 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $13,641 and $5,140 for the reporting period ended March 31, 2014 and 2013, respectively.

Components of deferred tax assets are as follows:

	March 31, 2014	March 31, 2013
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$18,781	$5,140

Less valuation allowance	(18,781)	(5,140)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Fiscal Year Ended March 31, 2014	For the Fiscal Year Ended March 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

Amendment to the Articles of Incorporation

On May 9, 2014, our Board of Directors amended the Articles of Incorporation of the Company to designate Series E Preferred Stock. There are 1,000,000 shares of authorized Series E Preferred Stock with a par value of $0.000001 per share. All shares of Series E Preferred Stock rank subordinate to all of the Company’s common stock. The shares of outstanding Series E Preferred Stock have the right to vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock such that the holders of outstanding shares of Series E Preferred Stock shall always constitute sixty-six and two thirds of the voting rights of the Company.

Also on May 9, 2014, our Board of Directors voted to issue 1,000,000 shares of Series E Preferred stock to Lozells Enterprises, a significant shareholder of the Company’s common stock. The shares were issued for services performed for the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

There have been no changes to our independent accounts during the year ended March 31, 2014 and 2013.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended March 31, 2014 and 2013.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole officer and director will serve until a successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position

Scott Wheeler 5847 San Felipe St, 17th Floor Houston, TX 77057	40	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.

On February 3, 2014, Dave Taylor resigned as our Chief Executive Officer, President and Director, but remains as a consultant to the Company on an as-needed basis.

Additionally, on February 3, 2014 the Board of Directors appointed Scott Wheeler as Chief Executive Officer, President, and Director. He is not being compensated for his services.

Biographies

Mr. Wheeler brings twenty years of real estate experience with progressive responsibility and demonstrated expertise in the acquisition and resale of loan portfolios and REO properties. From 2013 through the present, Mr. Wheeler was president of Mustang Investment & Property Group, LLC, a private company that is in the business of acquiring and rehabilitating single family homes and developing vacant lots and land. From 2008 to the present, he was also the owner of Scott Wheeler Properties, LLC, a private company that managed a portfolio of distressed real estate assets. Mr. Wheeler is a licensed as a realtor with the Texas Real Estate Commission.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Committees of the Board of Directors

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee, or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions

Our Board of Directors is comprised of solely of Mr. Wheeler who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST, AND SIMILAR MATTERS.

Code of Business Conduct and Ethics

We have not adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Wheeler is not being paid for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended March 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Scott Wheeler CEO	2014	—	—	—	—	—	—	—	—

Dave Taylor	2014	23,543	—	—	—	—	—	—	23,543
Former CEO	2013	24,832	—	—	—	—	—	—	24,832

Jason Hitt	2014	—	—	—	—	—	—	—
Former Secretary	2013	4,250	—	—	—	—	—	—	4,250

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Scott Wheeler	—	—	—	—	—	—	—	—	—

Dave Taylor	—	—	—	—	—	—	—	—	—

Jason Hitt	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Scott Wheeler. Mr. Wheeler also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2014 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not currently have a stock option plan in favor of any director, officer, consultant, or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our sole director and officer since we were founded.

The following table sets forth certain information as of July 14, 2014, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Lozells Enterprises	5,000,000	62.3%

Scott Wheeler, CEO	—	-nil-%

All directors and executive officers as a group (1 person)	—	-nil-%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees billed to the Company by its independent accountants, Li & Co, PC, for the years ended March 31, 2014 and 2013:

	2014	2013
Audit Fees	$5,624	$8,000

Audit Related Fees1	$—	$—

Tax Fees2	$—	$—

All Other Fees3	$—	$—

Total Fees	$5,624	8,000

Notes to the Accountants Fees Table:

(1)
Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by Li & Co, PC described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation 1

3.2	Bylaws 1

21	Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification of Chief Executive Officer 2

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer 2

101	XBRL Interactive Data 3,4
______________
(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on May 8, 2012.

(2)	Filed or furnished herewith.

(3)	To be submitted by amendment.

(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Taylor Consulting Inc.

Date: July 18, 2014	By:	/s/ Scott Wheeler
Scott Wheeler
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.