Form 10-Q
period 2014-09-30
Taylor Consulting Inc.
filed 2014-11-24
CIK 1544597

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There are 8,020,000 shares of common stock issued and outstanding as of November 18, 2014.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR CONSULTING INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	March 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,792	$3,075
Accounts receivable	690	—
Prepaid expenses	1,560	—
Income tax receivable	—	1,913
Total current assets	45,042	4,988

Fixed assets net of accumulated depreciation of $2,264 and $803, respectively.	129,490	1,644
Website development costs, less accumulated amortization of $2,087 and $997, respectively.	9,633	3,003
TOTAL ASSETS	$184,165	$9,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$100,637	$2,667
Deferred revenue	1,700	1,700
Customer security deposits	1,125	—
Total current liabilities	103,462	4,367

Convertible notes payable, net of discount of $249,565 and $0, respectively.	—	—
Notes payable	51,197	0
TOTAL LIABILITIES	154,659	4,367

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 stated value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively.	1	—
Common stock, $0.000001 par value; 90,000,000 shares authorized; 8,020,000 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively.	8	8
Additional paid-in capital	310,062	60,497
Accumulated deficit	(280,565)	(55,237)
Total stockholders’ equity	29,506	5,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,165	$9,635

The accompany notes are an integral part of these unaudited financial statements.

TAYLOR CONSULTING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013

REVENUE	$11,140	$7,665	$7,420	$—
COST OF GOODS SOLD	—	2,666	—	—

GROSS PROFIT	11,140	4,999	7,420	—

OPERATING EXPENSES
Professional fees	147,969	9,057	94,783	1,974
General and administrative	88,499	14,175	64,079	7,243

Total operating expense	236,468	23,232	158,862	9,217

EARNINGS BEFORE TAX	(225,328)	(18,233)	(151,442)	(9,217)

Income tax expense (benefit)	—	—	—	—

NET LOSS	$(225,328)	(18,233)	(151,442)	(9,217)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.03)	(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	8,020,000	8,020,000	8,020,000	8,020,000

The accompany notes are an integral part of these unaudited financial statements.

TAYLOR CONSULTING INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Series E Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2014	—	$—	8,020,000	$8	$60,497	$(55,237)	$5,268

Series E preferred stock issued for services	1,000,000	1	—	—	—	—
Discount on convertible note payable	—	—	—	—	249,565	—	249,565
Net Loss	—	—	—	—	—	(225,328)	(225,328)

BALANCE, September 30, 2014	1,000,000	$1	8,020,000	$8	$310,062	$(280,565)	$29,506

The accompany notes are an integral part of these unaudited financial statements.

TAYLOR CONSULTING INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(225,328)	$(18,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1	—
Depreciation	1,461	151
Amortization of website development costs	1,090	—

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(690)	—
Prepaid expenses	(1,560)	(1,583)
Accounts payable and accrued liabilities	97,970	—
Income tax receivable	1,913	—
Customer security deposits	1,125	—
NET CASH USED IN OPERATING ACTIVITIES	(124,018)	(19,665)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(129,307)	—
Capitalized website development	(7,720)	—
NET CASH USED IN INVESTING ACTIVITIES	(137,027)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	249,565	(9)
Proceeds from notes payable	51,197	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	300,762	(9)

NET INCREASE (DECREASE) IN CASH	39,717	(19,674)

CASH, at the beginning of the period	3,075	43,246

CASH, at the end of the period	$42,792	$23,572

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$249,565	$—
Beneficial conversion on convertible note payable	$249,565	$—

The accompany notes are an integral part of these unaudited financial statements.

TAYLOR CONSULTING INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Note 1. General Organization and Business

Taylor Consulting Inc.

Taylor Consulting Inc., a Delaware corporation, (“Taylor” or, collectively with its subsidiaries, the “Company”) was incorporated on February 29, 2012. Taylor engages in consulting to improve performance enhancement and maximization of basketball related activities.

Third Avenue Development LLC

Third Avenue Development LLC, a Texas limited liability corporation, (“Third Avenue”) was formed April 3, 2014 as a wholly owned subsidiary of Taylor. Taylor engages in acquiring properties in the country’s top performing real estate markets, specifically those that are experiencing booms as a result of mineral and oil development.

Note 2. Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Significant Accounting Policies and Practices

The management of the Company is responsible for the selection and use of appropriate accounting policies. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by accounting principles generally accepted in the United States of America (“GAAP”).

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as they relate to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 18, 2014.

The results of operations for the six month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2015.

Fiscal Year-End

The Company’s fiscal year-end is March 31.

Consolidated Financial Statements

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

Use of Estimates

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Pursuant to section 850-10-20 the related parties include a) affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less when purchased. Cash and cash equivalents were $42,792 and $3,075 at September 30, 2014 and March 31, 2014, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company had no allowance for bad debt at September 30, 2014 or March 31, 2014.

Fixed Assets

Fixed assets are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of fixed assets is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Office equipment	3

Land	-

Building and improvements	10

Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Website Development Costs

The Company has adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs. Under the requirements of Sections 350-50-15 and 350-50-25, the Company capitalized costs incurred to develop a website as website development costs, which are amortized on a straight-line basis over the estimated useful lives of three years. Upon becoming fully amortized, the cost and related accumulated amortization are removed from the accounts.

Beneficial Conversion Feature

Beneficial conversion feature is a non-detachable conversion feature that is in the money at the commitment date. The Company follows the guidance of ASC Subtopic 470-20 Debt with Conversion and Other Options to evaluate as to whether beneficial conversion feature exists. Pursuant to Section 470-20-30 an embedded beneficial conversion feature recognized separately under paragraph 470-20-25-5 shall be measured initially at its intrinsic value at the commitment date (see paragraphs 470-20-30-9 through 30-12) as the difference between the conversion price (see paragraph 470-20-30-5) and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. When the Company issues an debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company's common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings (Loss) per Common Share

Earnings (loss) per common share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. Earnings (loss) per common share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

For the reporting periods ended September 30, 2014 and 2013, potentially dilutive common shares were excluded from the calculation of diluted EPS as their effect would be anti-dilutive.

Cash Flow Reporting

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 4. Concentrations

Revenue

For the six months ended September 30, 2014 and 2013, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2014	September 30, 2013
A	32%	-%
B	20%	-%
C	20%	100%

Note 5. Fixed Assets

Fixed assets consist of the following as of September 30, 2014:

	Estimated Useful Life	September 30, 2014	March 31, 2014

Furniture and equipment	3 years	$2,447	$2,447
Land		66,587	—
Buildings and improvements	10 years	62,720	—
Fixed assets, at cost		131,754	2,447

Less accumulated depreciation:		(2,264)	(803)
Fixed assets, net of accumulated depreciation		$129,490	$1,644

On July 8, 2014, the Company acquired an undeveloped one acre lot in west Texas for $13,430.

On July 25, 2014, the Company acquired a self-storage facility in west Texas. We paid a total of $64,230. We recognized $1,960 as an increase in land and $62,270 as increase in buildings and improvements. Approximately, 85% of the units are rented.

On September 2, 2014, we acquired 47 lots of undeveloped land in west Texas. We paid a total of $51,197 for these lots.

(i) Depreciation expense

Depreciation expense was $1,461 and $151 for the reporting period ended September 30, 2014 and 2013, respectively.

(ii) Impairment

The Company completed the annual impairment test of office equipment and determined that there was no impairment as the fair value of office equipment exceeded their carrying values at March 31, 2014.

Note 6. Website Development Costs

(i) Amortization Expense

Amortization expense for the reporting period ended September 30, 2014 and 2013 was $1,090 and $0, respectively.

(ii) Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs exceeded their carrying values at March 31, 2014.

Note 7. Notes Payable

On September 30, 2014, the Company issued a promissory note to a third party in the amount $51,197. The proceeds of the note were used to acquire land in west Texas. The note accrues simple interest of 5% per annum until the note is fully repaid. All principal and accrued interest are due at maturity on September 30, 2019. The note is secured by the land acquired.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following at September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
Convertible note payable, dated September 30, 2014, bearing interest at 10% per annum, matures on September 30, 2016 and convertible into shares of common stock at $0.20 per share.	$249,565	$—
Total convertible notes payable	$249,565	$—
Less: current portion of convertible notes payable	—	—
Less: discount on noncurrent convertible notes payable	(249,565)	—
Convertible notes payable, net of discount	$—	$—

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Issuance of convertible notes payable

On September 30, 2014, the Company entered into a Convertible Promissory Note with an investor (the “Lender”) for $249,565 principal. Pursuant to the terms and conditions, the note accrues simple interest of 10% per annum until the note is fully repaid. Interest has been computed as of the date of the Note. The note is due on September 30, 2016. The Lender has the right, at any time after the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The holder of the note may not convert the convertible promissory note into common stock if that conversion would result in the holder owning more than 4.99% of the number of shares of common stock outstanding on the conversion date. The conversion price is $0.20 per share.

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature on September 30, 2014 in the amount of $249,565. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the note.

Note 9. Stockholders’ Equity

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

Note 10. Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow:

On October 10, 2014, we signed a purchase agreement to acquire 100% of the membership interests in White Buffalo Property Solutions, LLC (“White Buffalo”) in exchange for $25,000 worth of Taylor Consulting’s free-trading common shares. White Buffalo is a real estate broker based in Abilene, Texas.

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

Results of Operations

Six months ended September 30, 2014 compared to the six months ended September 30, 2013.

Revenue

Revenue increased to $11,140 for the six months ended September 30, 2014, compared to $7,665 for the six months ended September 30, 2013 due to fewer consulting engagements.

Cost of Goods Sold

Cost of Goods Sold decreased to $0 for the six months ended September 30, 2014, compared to $2,666 for the comparable period in 2013 as we did not incur expenses for external coaching consultants.

Gross Profit

Revenue increased to $11,140 for the six months ended September 30, 2014, compared to $4,999 for the six months ended September 30, 2013. This was due to fewer consulting engagements, counteracted by the decrease in cost of goods sold.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $236,468 and $23,232 for the six months ended September 30, 2014 and ended 2013, respectively. The increase was due to higher professional fees.

Net Loss

We incurred a net loss of $225,328 for the six months ended September 30, 2014 as compared to $18,233 for the comparable period of 2013. The decrease in the net loss was primarily the result of the higher general & administrative expenses.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenue

Revenue increased to $7,420 for the three months ended September 30, 2014, compared to $0 for the three months ended September 30, 2013 due to fewer consulting engagements.

Cost of Goods Sold

Cost of Goods Sold increased to $0 for the three months ended September 30, 2014, compared to $0 for the comparable period in 2013 as we did not incur expenses for external coaching consultants.

Gross Profit

Revenue increased to $7,420 for the six months ended September 30, 2014, compared to $0 for the three months ended September 30, 2013. This was due to fewer consulting engagements, counteracted by the decrease in cost of goods sold.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $158,862 and $9,217 for the three months ended September 30, 2014 and ended 2013, respectively. The increase was mainly due to higher professional fees.

Net Loss

We incurred a net loss of $151,442 for the three months ended September 30, 2014 as compared to $9,217 for the comparable period of 2013. The decrease in the net loss was primarily the result of the increased professional fees discussed above.

Liquidity and Capital Resources

At September 30, 2014, we had cash on hand of $42,792. The company has negative working capital of $58,420 . Net cash used in operating activities for the six months ended September 30, 2014 was $124,018. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of September 30, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

There were no sales of unregistered securities during the six months ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation[1]
3.2	Bylaws[1]
21	Subsidiaries of the Registrant[3]
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer.
101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.[2,3]

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

Taylor Consulting Inc.

Date: November 21, 2014	By:	/s/ Scott Wheeler
Scott Wheeler
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.

