Form 10-Q
period 2014-12-31
Taylor Consulting Inc.
filed 2015-02-23
CIK 1544597

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There are 8,064,643 shares of common stock issued and outstanding as of February 16, 2015.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Taylor Consulting, Inc.

December 31, 2014 and 2013

TAYLOR CONSULTING INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$34,993	$3,075
Accounts receivable	827	-
Prepaid expenses	1,079	-
Income tax receivable	-	1,913

Total current assets	36,899	4,988

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	131,754	2,447
Accumulated depreciation	(4,037)	(803)

Property, plant and equipment, net	127,717	1,644

WEBSITE DEVELOPMENT COSTS
Website development costs	12,066	4,000
Accumulated amortization	(3,088)	(997)

Website development costs, net	8,978	3,003

Total assets	$173,594	$9,635

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$145,652	$2,667
Deferred revenue	1,700	1,700
Customer deposit	1,238	-

Total current liabilities	148,590	4,367

LONG TERM LIABILITIES:
Convertible note payable, net of $362,245 and $0 discount, respectively	7,607	-
Note payable	51,197	-

Total long term liabilites	58,804	-

Total liabilities	207,394	4,367

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock par value $0.000001: 10,000,000 shares authorized; 1,000,000 and 0 shares designated, respectively
Series E preferred stock par value $0.000001: 1,000,000 shares designated; 1,000,000 and 0 shares issued or outstanding, respectively	1	-
Common stock par value $0.000001: 90,000,000 shares authorized; 8,020,000 shares issued and outstanding	8	8
Additional paid-in capital	430,349	60,497
Accumulated deficit	(464,158)	(55,237)

Total stockholders' equity (deficit)	(33,800)	5,268

Total liabilities and stockholders' equity (deficit)	$173,594	$9,635

See accompanying notes to the consolidated financial statements

TAYLOR CONSULTING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine	For the Nine	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Consulting service	$17,232	$14,475	$9,212	$6,810
Rental income	8,365	-	5,245	-

Total revenue	25,597	14,475	14,457	6,810

Cost of revenue
Consulting service	-	2,666	-	-
Rental expenses	3,234		1,773	-

Total cost of revenue	3,234	2,666	1,773	-

Gross margin	22,363	11,809	12,684	6,810

Operating expenses
Professional fees	286,213	11,043	138,244	1,986
General and administrative	129,883	17,727	42,845	3,552

Total operating expenses	416,096	28,770	181,089	5,538

Income (loss) from operations	(393,733)	(16,961)	(168,405)	1,272

OTHER (INCOME) EXPENSE:
Interest expense	15,188	-	15,188	-

Other (income) expense, net	15,188	-	15,188	-

Income (loss) before income tax provision	(408,921)	(16,961)	(183,593)	1,272

Income tax provision	-	-	-	-

Net income (loss)	$(408,921)	$(16,961)	$(183,593)	$1,272

Earnings per share - Basic and diluted:	$(0.05)	$(0.00)	$(0.02)	$0.00

Weighted average common shares outstanding - basic and diluted	8,020,000	8,020,000	8,020,000	8,020,000

See accompanying notes to the consolidated financial statements

TAYLOR CONSULTING INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series E Preferred Stock Par Value $0.000001		Common Stock Par Value $0.000001		Additional		Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, March 31, 2013	-	$-	8,020,000	$8	$60,497	$(16,239)	$44,266

Net loss						(38,998)	(38,998)

Balance, March 31, 2014	-	-	8,020,000	8	60,497	(55,237)	5,268

Issuance of shares of series E preferred stock for services	1,000,000	1					1

Beneficial conversion feature of convertible note payable					369,852		369,852

Net loss						(408,921)	(408,921)

Balance, December 31, 2014	1,000,000	$1	8,020,000	$8	$430,349	$(464,158)	$(33,800)

See accompanying notes to the consolidated financial statements

TAYLOR CONSULTING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(408,921)	$(16,961)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	2,091	668
Depreciation	3,234	300
Amortization of debt discount	7,607	-
Stock compensation	1	-
Changes in operating assets and liabilities:
Accounts receivable	(827)	-
Prepaid expenses	(1,079)	-
Income tax receivable	1,913	-
Accounts payable and accrued expenses	142,985	2,667
Customer deposit	1,238	-

NET CASH USED IN OPERATING ACTIVITIES	(251,758)	(13,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(129,307)	(1,539)
Website development costs	(8,066)	(4,000)

NET CASH USED IN INVESTING ACTIVITIES	(137,373)	(5,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	369,852	-
Advances from (repayments to) stockholder	-	(531)
Proceeds from issuance of note payable	51,197	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	421,049	(531)

NET CHANGE IN CASH	31,918	(19,396)

Cash at beginning of reporting period	3,075	43,246

Cash at end of reporting period	$34,993	$23,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompany notes are an integral part of these unaudited financial statements.

TAYLOR CONSULTING, INC.

 DECEMBER 31, 2014 AND 2013

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and accounts payable and accrued expenses, deferred revenue and customer deposits approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable and note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and September 30, 2014.

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

The Company had no allowance for bad debt at December 31, 2014 or March 31, 2014.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Office equipment	3

Land	-

Building and improvements	10

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

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

Deferred Tax Assets and Income Taxes Provision

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

There were no potentially outstanding dilutive shares for the reporting period ended December 31, 2014 or 2013.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2014	March 31, 2014

Office equipment	3	$2,447	$2,447

Land	-	66,587	-

Building and improvements	10	62,720	-

		131,754	2,447

Less accumulated depreciation (i)		(4,037)	(803)

		$127,717	$1,644

 (i) Depreciation expense

Depreciation expense was $3,234 and $300 for the reporting period ended December 31, 2014 and 2013, respectively.

(ii) Impairment

The Company completed the annual impairment test of office equipment and determined that there was no impairment as the fair value of office equipment exceeded their carrying values at March 31, 2014.

Note 5 – Website Development Costs

 (i) Amortization Expense

Amortization expense for the reporting period ended December 31, 2014 and 2013 was $2,091 and $668, respectively.

(ii) Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs exceeded their carrying values at March 31, 2014.

Note 6 – Note Payable

Note Payable

	December 31, 2014	March 31, 2014

On September 30, 2014, the Company issued a promissory note to a third party to memorialize (i) the receipt of the funds in the amount of $51,197 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest at 5% per annum until the note is fully repaid. Interest has been computed as of the date of the note. The note is due on September 30, 2019.	$51,197	$-

	$51,197	$-

Note 7 – Convertible Note Payable

(i) September 30, 2014 Convertible Note Payable

General Terms

On September 30, 2014, the Company (the “Borrower”) entered into a Convertible Promissory Note Agreement (the “Note”) with an investor (the “Lender”) for $249,565 principal. Pursuant to the terms and conditions, the note accrues simple interest of 10% per annum until the note is fully repaid. Interest has been computed as of the date of the Note. The note is due on September 30, 2016.

The Lender has the right, at any time after the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.20 per share. The conversion price was below the fair market value at issuance and thus gave rise to a beneficial conversion feature of $249,565. This amount was recorded as a discount to the convertible note payable and is being amortized over the life of the note.

(ii) December 31, 2014 Convertible Note Payable

General Terms

On December 31, 2014, the Company (the “Borrower”) entered into a Convertible Promissory Note Agreement (the “Note”) with an investor (the “Lender”) for $120,287 principal. Pursuant to the terms and conditions, the note accrues simple interest of 10% per annum until the note is fully repaid. Interest has been computed as of the date of the Note. The note is due on December 31, 2016.

Conversion

The Lender has the right, at any time after the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.08 per share. The conversion price was below the fair market value at issuance and thus gave rise to a beneficial conversion feature of $120,287. This amount was recorded as a discount to the convertible note payable and is being amortized over the life of the note.

Convertible notes payable are as follows:

	December 31, 2014	March 31, 2014

On September 30, 2014, the Company issued a promissory note to a third party to memorialize (i) the receipt of the funds in the amount of $249,565 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 10% per annum until the note is fully repaid. Interest has been computed as of the date of the note. The note is due on September 30, 2016, convertible at $0.20 per share.	$249,565	$-

On December 31, 2014, the Company issued a promissory note to a third party to memorialize (i) the receipt of the funds in the amount of $120,287 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 10% per annum until the note is fully repaid. Interest has been computed as of the date of the note. The note is due on December 31, 2016, convertible at $0.08 per share.	120,287	-

Sub-total: convertible note payable	369,852	-

Discount representing the beneficial conversion feature	(369,852)	(-)

Accumulated amortization of discount of convertible note payable	7,607	-

Remaining discount	(362,245)	-

Convertible note payable, net of discount	$7,607	$-

Note 8 – Stockholders’ Equity (Deficit)

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

Amendment to the Articles of Incorporation

On May 9, 2014, the Board of Directors amended the Articles of Incorporation of the Company to designate Series E Preferred Stock. There are 1,000,000 shares of authorized Series E Preferred Stock with a par value of $0.000001 per share. All shares of Series E Preferred Stock rank subordinate to all of the Company’s common stock. The shares of outstanding Series E Preferred Stock have the right to vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock such that the holders of outstanding shares of Series E Preferred Stock shall always constitute sixty-six and two thirds of the voting rights of the Company.

Preferred Stock

On May 9, 2014, the Board of Directors voted to issue 1,000,000 shares of Series E Preferred stock to Eastern Rim Funds, a significant shareholder of the Company’s common stock. The shares were valued at their par value.

Note 9 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 10 – Concentrations

Revenues

For the nine months ended December 31, 2014 and 2013, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2014	September 30, 2013
A	44%	-%
B	14%	-%
C	9%	100%

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow:

On October 10, 2014, the Company signed a purchase agreement to acquire 100% of the membership interests in White Buffalo Property Solutions, LLC (“White Buffalo”) in exchange for $25,000 worth of Taylor Consulting’s free-trading common shares. White Buffalo is a real estate broker based in Abilene, Texas. As of February 20, 2015, the acquisition has not been closed and the shares have not been issued.

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

Results of Operations

Nine months ended December 31, 2014 compared to the nine months ended December 31, 2013.

Revenue

Revenue increased to $25,597 for the nine months ended December 31, 2014, compared to $14,475 for the nine months ended December 31, 2013 due to additional revenue from our self-storage property.

Cost of Goods Sold

Cost of Goods Sold decreased to $0 for the nine months ended December 31, 2014, compared to $2,666 for the comparable period in 2013 as we did not incur expenses for external coaching consultants.

Gross Profit

Gross profit increased to $25,597 for the nine months ended December 31, 2014, compared to $11,809 for the nine months ended December 31, 2013. This was due to revenues received from our self-storage property. General and Administrative Expenses

We recognized general and administrative expenses in the amount of $418,380 and $28,770 for the nine months ended December 31, 2014 and ended 2013, respectively. The increase was due to higher professional fees.

Net Loss

We incurred a net loss of $407,971 for the nine months ended December 31, 2014 as compared to $16,961 for the comparable period of 2013. The decrease in the net loss was primarily the result of the higher general & administrative expenses.

Three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Revenue

Revenue increased to $18,177 for the three months ended December 31, 2014, compared to $6,810 for the three months ended December 31, 2013 due to additional revenue from our self-storage property.

Cost of Goods Sold

Cost of Goods Sold increased to $0 for the three months ended December 31, 2014, compared to $0 for the comparable period in 2013 as we did not incur expenses for external coaching consultants.

Gross Profit

Gross profit increased to $18,177 for the nine months ended December 31, 2014, compared to $6,810 for the three months ended December 31, 2013. This was due to additional revenue from our self-storage properties.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $259,518 and $5,538 for the three months ended December 31, 2014 and ended 2013, respectively. The increase was mainly due to higher professional fees.

Net Loss

We incurred a net loss of $256,529 for the three months ended December 31, 2014 as compared to $1,272 for the comparable period of 2013. The decrease in the net loss was primarily the result of the increased professional fees discussed above.

Liquidity and Capital Resources

At December 31, 2014, we had cash on hand of $34,993. The company has negative working capital of $104,111 . Net cash used in operating activities for the nine months ended December 31, 2014 was $251,758. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

There were no sales of unregistered securities during the nine months ended December 31, 2014.

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

Taylor Consulting Inc.

Date: February 23, 2015	By:	/s/ Scott Wheeler
Scott Wheeler
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.

