Form 10-K
period 2015-03-31
Taylor Consulting Inc.
filed 2015-07-14
CIK 1544597

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-181226

TAYLOR CONSULTING INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0721344
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

3200 Southwest Freeway, Suite 3300 Houston, TX	77027
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (713) 840-6099

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.000001 par value	OTC Markets QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, September 30, 2014 was $3,201,200.

There were 10,224,460 shares of the Registrant's common stock outstanding as of July 14, 2015.

TAYLOR CONSULTING INC.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "TAYO," "our," and "us" refers to Taylor Consulting Inc., a Delaware corporation.

PART I

ITEM 1. BUSINESS

Overview

Taylor Consulting Inc. ("Taylor" or, collectively with its subsidiaries, the "Company") was incorporated in Delaware on February 29, 2012. Taylor engaged in consulting to improve performance enhancement and maximization of basketball related activities. As of January 1, 2015, the Company has discontinued its basketball consulting business to focus on the real estate opportunities. Our year-end is March 31.

On April 3, 2014, we formed Third Avenue Development LLC ("Third Avenue") on April 3, 2014 under the laws of the State of Texas. The Company engages in acquiring properties in the country's top performing real estate markets, specifically those that are experiencing booms as a result of mineral and oil development.

On October 10, 2014, Third Avenue acquired White Buffalo Property Solutions, LLC ("White Buffalo"), a Texas limited liability company. White Buffalo, a licensed real estate broker based in Abilene, Texas, compliments our ability to offer real estate services in the Texas oil market.

Employees and Employment Agreements

The company has no written agreements with any of its employees. We do not have any collective bargaining agreements.

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

We maintain our corporate offices at 3200 Southwest Freeway, Suite 3300, Houston, TX 77027. Our telephone number is (713) 840-6099.

White Buffalo operates a real estate office in Abilene, Texas.

Third Avenue operates a self-storage facility in Merkel, Texas. Additionally, they hold properties for resale in Nolan County, Texas and Taylor County, Texas.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the "Over the Counter" Bulletin Board ("OTC") under the symbol "TAYO" in May 2012. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended March 31, 2015
Quarter ended March 31, 2015	$0.65	$0.16
Quarter ended December 31, 2014	$1.05	$0.12
Quarter ended September 30, 2014	$1.90	$0.86
Quarter ended June 30, 2014	$2.60	$0.50

Fiscal Year Ended March 31, 2014
Quarter ended March 31, 2014	$0.50	$0.50
Quarter ended December 31, 2013	$0.50	$0.50
Quarter ended September 30, 2013	$0.50	$0.50
Quarter ended June 30, 2013	$0.50	$0.50

Holders

As of the date of this filing, there were five holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 90,000,000 shares of common stock, with a par value of $0.000001. The closing price of our common stock on July 7, 2015, as quoted by OTC Markets Group, Inc., was $0.00. There were 10,224,460 shares of common stock issued and outstanding as of July 14, 2015. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company's common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Delaware contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended March 31, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of March 31, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	-	-	-

Equity compensation plans not approved by security holders.	-	-	-

Total	-	-	-

Preferred Stock

Out authorized preferred stock consists of 10,000,000 shares of $0.000001 par value preferred stock. As of the date of this report, there are 1,000,000 shares of preferred stock outstanding. The Company's preferred stock ranks senior to all other equity securities, including common stock. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Recent Sales of Unregistered Securities

During the year ended March 31, 2015, the Company did not sell any unregistered shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

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

Background of our Company

Taylor Consulting Inc. ("Taylor" or, collectively with its subsidiaries, the "Company") was incorporated in Delaware on February 29, 2012. Taylor engaged in consulting to improve performance enhancement and maximization of basketball related activities. As of January 1, 2015, the Company has discontinued its basketball consulting business to focus on the real estate opportunities. Our year-end is March 31.

On April 3, 2014, we formed Third Avenue Development LLC ("Third Avenue") on April 3, 2014 under the laws of the State of Texas. The Company engages in acquiring properties in the country's top performing real estate markets, specifically those that are experiencing booms as a result of mineral and oil development.

On October 10, 2014, Third Avenue acquired White Buffalo Property Solutions, LLC ("White Buffalo"), a Texas limited liability company. White Buffalo, a licensed real estate broker based in Abilene, Texas, compliments our ability to offer real estate services in the Texas oil market.

Plan of Operations

We believe we do not have adequate funds to execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of March 31, 2015, we had cash on hand of $22,249.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $780,011 for the year ended March 31, 2015. We had a working capital deficit of $209,669 as of March 31, 2015. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended March 31, 2015 was $343,665.

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

Fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014.

Revenue

Revenue increased to $33,074 for the year ended March 31, 2015, compared to $15,650 for the year ended March, 31, 2014. This is primarily because Third Avenue, our real estate investing subsidiary, began generating revenue in fiscal year 2015, contributing to a $14,142 favorable variance. The remaining increase is due to increased basketball consulting revenue.

Cost of Revenue

Cost of revenue increased to $16,500 for the year ended March 31, 2015, compared to $2,666 for the comparable period in 2014. The increase is the result of higher revenue and higher professional fees used to generate revenue.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $734,255 and $50,910 for the year ended March 31, 2015 and 2014, respectively. Our acquisition of Third Avenue accounts for $45,428 of the difference, and our acquisition of White Buffalo accounts for another $42,278. The bulk of the remaining increase is due to increased professional fees resulting from our increased real estate activity.

Interest Expense

Interest expense increased from $0 for the year ended March 31, 2014 to $33,273 for the year ended March 31, 2015. Interest expense for the year ended March 31, 2015 included amortization of discount on convertible notes payable in the amount of $16,587. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable during fiscal year 2015.

Net Loss

We incurred a net loss of $780,011 for the year ended March 31, 2015 as compared to $38,998 for the comparable period of 2014. The increase in net loss is driven by expenses at Third Avenue and White Buffalo, which we acquired during fiscal year 2015, as well as increased professional fees as we develop our real estate business.

Liquidity and Capital Resources

We anticipate needing approximately $1,000,000 to fund our operations and to execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or other debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

During the year ended March 31, 2015, we have incurred net losses of $780,011. We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $209,669.

As of March 31, 2015, we had $22,249 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2015 and 2014. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2015, the Company had a net loss of $780,011 and generated negative cash flow from operations of $343,665. In view of these matters, the Company's ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see "Note 3: Significant Accounting Polices: Recently Issued Accounting Pronouncements" in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR CONSULTING INC.

Consolidated Financial Statements

March 31, 2015

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Shareholders of

Taylor Consulting, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Taylor Consulting, Inc. and its subsidiaries (collectively the "Company") as of March 31, 2015 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taylor Consulting, Inc. and its subsidiaries as of March 31, 2015 and the results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations and has negative operating cash flows, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 14, 2015

To the Board of Directors and Stockholders of

Taylor Consulting, Inc.

We have audited the accompanying balance sheet of Taylor Consulting, Inc. (the "Company") as of March 31, 2014, and the related statement of operations, stockholders' equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and the related statements of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

July 18, 2014

TAYLOR CONSULTING INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,249	$3,075
Accounts receivable, net of bad debt allowance of $1,090 and $0, respectively	122	-
Income tax receivable	-	1,913
Prepaid expenses	607	-
Security Deposits	750	-
Total current assets	23,728	4,988

Fixed assets net of accumulated depreciation of $4,415 and $803, respectively	125,727	1,644
Intangible assets net of accumulated amortization of accumulated amortization of $0 and $997, respectively	-	3,003
TOTAL ASSETS	$149,455	$9,635

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$226,109	$2,667
Deferred revenue	1,000	1,700
Customer security deposits	1,288	-
Short-term notes payable, related party	$5,000	$-
Total current liabilities	233,397	4,367

Note payable, related party	51,197	-
Convertible notes payable, net of discount of $427,244 and $0, respectively	16,587	-
Accrued interest payable	16,686	-
TOTAL LIABILITIES	317,867	4,367

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.000001 par value; 90,000,000 shares authorized, 8,065,537 shares and 8,020,000 shares issued, and outstanding at March 31, 2015 and March 31, 2014, respectively	8	8
Series E preferred Stock, $0.000001 stated value; 10,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at March 31, 2015 and March 31, 2014, respectively	1	-
Additional paid-in capital	666,827	60,497
Accumulated deficit	(835,248)	(55,237)
Total stockholders' equity (deficit)	(168,412)	5,268

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$149,455	$9,635

The accompanying notes are an integral part of these audited consolidated financial statements.

TAYLOR CONSULTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2015	2014

REVENUE	$33,074	$15,650

OPERATING EXPENSES
Cost of revenue	16,500	2,666
General and administrative expenses	734,255	50,910
Impairment of goodwill	19,773	-
Loss on disposal of assets	9,284	-

LOSS FROM OPERATIONS	(746,738)	(37,926)

OTHER INCOME (EXPENSE)
Interest expense	(33,273)	-
Total other income (expense)	(33,273)	-

EARNINGS BEFORE TAX	(780,011)	(37,926)

Income taxes	-	(1,072)

NET LOSS	$(780,011)	$(38,998)

NET LOSS PER COMMON SHARE - Basic and fully diluted	$(0.10)	$(0.00)

COMMON SHARES OUTSTANDING Basic and fully diluted	8,041,459	8,020,000

The accompanying notes are an integral part of these audited consolidated financial statements.

Taylor Consulting Inc.

Consolidated Statement of Change in Shareholders' Equity (Deficit)

	Series E Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, March 31, 2013	-	$-	8,020,000	$8	$60,497	$(16,239)	$44,266

Net loss	-	-	-	-	-	(38,998)	(38,998)

BALANCE, March 31, 2014	-	-	8,020,000	8	60,497	(55,237)	5,268

Preferred stock issued for control	1,000,000	1	-	-	137,499		137,500
Discount on issuance of convertible note payable	-	-	-	-	443,831		443,831
Shares issued for acquisition of White Buffalo	-	-	45,537	-	25,000		25,000
Net loss	-	-	-	-	-	(780,011)	(780,011)

BALANCE, March 31, 2015	1,000,000	$1	8,065,537	$8	$666,827	$(835,248)	$(168,412)

The accompanying notes are an integral part of these audited consolidated financial statements.

Taylor Consulting Inc.

Consolidated Statement of Cash Flows

	Year Ended March 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(780,011)	$(38,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	16,587	-
Depreciation	5,231	502
Amortization	2,403	997
Series E preferred stock issue for control	137,500	-
Impairment of goodwill	19,773	-
Loss on disposal of assets	9,284	-
Changes in operating assets and liabilities:
Accounts receivable	2,982	-
Prepaid expenses	1,304	-
Income tax receivable	1,913	-
Accounts payable and accrued liabilities	222,095	2,667
Deferred revenue	(700)	1,700
Customer security deposits	1,288	-
Accrued interest payable	16,686	-
NET CASH USED IN OPERATING ACTIVITIES	(343,665)	(33,132)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,755)	(1,539)
Capitalized website development costs	(7,856)	(4,000)
Cash paid for purchase of State Street Storage	(65,244)	-
Cash received on White Buffalo acquisition	5,863	-
NET CASH USED IN INVESTING ACTIVITIES	(80,992)	(5,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	443,831	-
Repayments of related party advances	-	(1,500)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	443,831	(1,500)

NET INCREASE (DECREASE) IN CASH	19,174	(40,171)

CASH, at the beginning of the period	3,075	43,246

CASH, at the end of the period	$22,249	$3,075

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$1,072

Noncash investing and financing transaction:
Property purchased through issuance of note payable - related party	$51,197	$-
Acquisition of White Buffalo with common stock	$25,000	$-
Beneficial conversion discount on convertible note payable	$443,831	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

TAYLOR CONSULTING INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2015

Note 1. Background Information

Taylor Consulting Inc. ("Taylor" or, collectively with its subsidiaries, the "Company") was incorporated in Delaware on February 29, 2012. Taylor engaged in consulting to improve performance enhancement and maximization of basketball related activities. As of January 1, 2015, the Company has discontinued its basketball consulting business to focus on the real estate opportunities. Our year-end is March 31.

On April 3, 2014, we formed Third Avenue Development LLC ("Third Avenue") on April 3, 2014 under the laws of the State of Texas. The Company engages in acquiring properties in the country's top performing real estate markets, specifically those that are experiencing booms as a result of mineral and oil development.

On October 10, 2014, Third Avenue acquired White Buffalo Property Solutions, LLC ("White Buffalo"), a Texas limited liability company. White Buffalo, a licensed real estate broker based in Abilene, Texas, compliments our ability to offer real estate services in the Texas oil market.

Note 2. Going Concern

For the fiscal year ended March 31, 2015, the Company had a net loss of $780,011 and negative cash flow from operations of $343,665. As of March 31, 2015, the Company has negative working capital of $209,669.

These factors raise a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company's financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company's business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company's financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company's ability to continue as a going concern.

In the long term, management believes that the Company's projects and initiatives will be successful and will provide cash flow to the Company that will be used to finance the Company's future growth. However, there can be no assurances that the Company's planned activities will be successful, or that the Company will ultimately attain profitability. The Company's long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Taylor Consulting Inc., and its wholly owned subsidiaries, Third Avenue Development LLC and White Buffalo Property Solutions, LLC (collectively referred to as the "Company"). All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $22,249 and $3,075 at March 31, 2015 and 2014, respectively.

Accounts Receivable

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client's ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

As of March 31, 2015, the Company had recognized an allowance for bad debt of $1,090. The Company had no allowance for bad debt at March 31, 2014.

Fixed Assets

Our fixed assets are comprised of land, buildings, and furniture. We depreciate buildings over a ten-year life using the straight-line depreciation method. We depreciate our furniture assets over a seven-year period, using the double declining balance depreciation method.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company completed an evaluation of goodwill at March 31, 2015 and determined that the entire goodwill of $19,773 should be impaired.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Revenue and cost recognition

In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is generated from consulting services, real estate commissions and from the rental of storage units. Revenue is recognized net of sales returns and allowances.

Beneficial Conversion Discount

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2015 and 2014, respectively.

Earnings (Loss) Per Share

Basic loss per share is computed in accordance with ASC Topic 260, Earnings per Share, by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At March 31, 2015 and 2014, the Company did not have any potentially dilutive common shares.

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company's convertible debt is considered anti-dilutive due to the Company's net loss for the year ended March 31, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended October 31, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At March 31, 2015, the Company had 3,523,243 potentially issuable shares upon the conversion of convertible notes payable and interest. Based on our stock price on March 31, 2015, the value of these shares if exercised would be $359,913.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ending March 31, 2015 and 2014 totaled $1,500.

Financial Instruments

The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of March 31, 2015 and March 31, 2014.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. At time, such cash may be in excess of the FDIC limit. With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the accounts receivable credit risk exposure is limited.

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

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 4. Acquisition of Kent Storage

On July 25, 2014, the Company acquired Kent Storage, a self-storage facility in Merkel, Texas. The purchase price of $65,244 was paid in cash on the date of acquisition. In accordance with GAAP and the rules of the SEC, this acquisition was accounted for as the acquisition of business. The purchase price was allocated as follows:

Amount
Assets acquired
Prepaid expenses	$1,911
Buildings	62,720
Land	1,960
Total assets acquired	66,591

Less: Liabilities assumed
Accounts payable	(1,347)
Net purchase price	$65,244

We evaluated the operations of Kent Storage for the existence of intangible assets. The only intangible assets which were identified were the existing leases for storage units. We determined that these leases had no significant value since they were short-term cancellable leases at market value.

All revenue and expenses of Kent Storage are included in the Company's consolidated financial statements from the date of acquisition through March 31, 2015.

Note 5. Acquisition of White Buffalo Property Solutions, LLC

On October 10, 2014, the Company acquired all of the outstanding membership interests of White Buffalo Property Solutions, LLC, a real estate brokerage firm in Abilene, Texas ("White Buffalo"), for 45,537 shares of common stock of the Company. The shares were valued at $25,000 based on the market price of the common stock on the date of acquisition. The purchase price of White Buffalo was allocated as follows:

Amount
Assets acquired
Cash	$5,863
Accounts receivable	3,104
Security deposits	750
Office equipment	510
Goodwill	19,773
Total assets acquired	30,000

Less: Liabilities assumed
Note payable - related party	(5,000)
Net purchase price	$25,000

We evaluated the operations of White Buffalo for the existence of intangible assets. We determined that there were no significant intangible assets.

All revenue and expenses of White Buffalo are included in the Company's consolidated financial statements from the date of acquisition through March 31, 2015.

Note 6. Fixed Assets

Fixed assets consisted of the following at March 31, 2015 and March 31, 2014:

	March 31, 2015	March 31, 2014
Computers and peripherals	$-	$2,447
Furniture and fixtures	835	-
Storage unit buildings	62,720	-
Storage unit land	1,960	-
Unimproved land	64,627	-
Total fixed assets	130,142	2,447

Less: accumulated depreciation	(4,415)	(803)
Fixed assets, net of accumulated depreciation	$125,727	$1,644

During the year ended March 31, 2015, we purchased 47 unimproved lots in Sweetwater, Texas for $51,197. We obtained a loan from a company owned by our CEO to pay for these properties.

During the year ended March 31, 2015, we purchased an unimproved lot in Merkel, Texas and furniture and fixtures for cash of $13,755.

Fixed assets, other than land, are being depreciated over their useful lives which range from three to ten years. During the years ended March 31, 2015 and 2014, we recognized depreciation expense of $5,231 and $502, respectively. During the year ended March 31, 2015, we wrote off certain computer and other equipment which was given to previous management and recognized a loss of $828. We completed the annual impairment test of fixed assets and determined that there was no impairment as the fair value exceeded the carrying value as of March 31, 2015.

Note 7. Intangible Assets

Intangible assets consisted of the following at March 31, 2015 and March 31, 2014:

	March 31, 2015	March 31, 2014
Website development costs	$-	$4,000

Less: accumulated depreciation	-	(997)
Fixed assets, net of accumulated depreciation	$-	$3,003

During the year ended March 31, 2015, we capitalized website development costs of $7,856.

During the year ended March 31, 2015, we wrote off certain intangible assets related to website development costs, because the website was no longer being used. As a result, we recognized a loss of $8,456.

During the years ended March 31, 2015 and 2014, we recognized amortization of intangible assets of $2,403 and $997, respectively.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended March 31, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended March 31, 2015 and 2014 are as follows.

	2015	2014
Tax benefit at U.S. statutory rate	$273,004	$18,781
Amortization of beneficial conversion feature	(5,805)	-
Stock based expenses	(48,125)	-
Valuation allowance	(219,074)	(18,781)
Net tax benefit	$-	$-

The Company has not recognized an income tax benefit for the period based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The tax returns for fiscal years 2013 through 2015 are still open for review by the Internal Revenue Service.

As of March 31, 2015, the Company had United States net operating loss carryforwards ("NOLs") of approximately $665,000, which begin to expire in 2024. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes. If so, the use of our NOLs against our future taxable income may be subject to an annual limitation under Section 382.

Note 9. Note Payable, related party

Notes payable consisted of the following at March 31, 2015 and March 31, 2014:

	March 31, 2015	March 31, 2014
Note payable in the original principal amount of $51,197, issued September 30, 2014 and due September 30, 2019, bearing interest at 5% per year.	$51,197	$-
Total notes payable, related party	51,197	-

This note is payable to Mustang Investments and Property Group, LLC, which is owned by Scott Wheeler, our CEO. It is secured by the 47 unimproved lots which were purchased with the proceeds.

The interest on this note accrues each month and is payable along with the principal on the maturity date.

At March 31, 2015, the Company also has another $5,000 note payable due to Mustang Investments. The note is due on demand with no interest.

Note 10. Convertible Notes Payable

During the year ended March 31, 2015, the Company received advances from Vista View Ventures, Inc. totaling $443,831. The advances were paid from Vista View Ventures to KM Delaney and Assoc. ("KMDA") and then by KMDA to the Company on behalf of Vista View Ventures, Inc. These advances are typically converted to convertible notes payable on a quarterly basis as discussed below.

Convertible notes payable consisted of the following at March 31, 2015 and March 31, 2014:

	March 31, 2015	March 31, 2014
Convertible note payable in the original principal amount of $249,565, issued September 30, 2014 and due September 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.20 per share	$249,565	$-
Convertible note payable in the original principal amount of $120,287, issued December 31, 2014 and due December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.08 per share.	120,287	-
Convertible note payable in the original principal amount of $73,979, issued March 31, 2015 and due March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.11 per share.	73,979	-
Total convertible notes payable	443,831	-
Less: discount on noncurrent convertible notes payable	(427,244)	-
Long-term convertible notes payable, net of discount	$16,587	-

All of the above notes are unsecured. All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

Convertible notes issued

During the year ended March 31, 2015, the Company signed convertible promissory notes of $443,831 in total with Vista View Ventures Inc. These notes are payable at maturity and bear interest at 10% per annum. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owing more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory notes are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate Per Share	Amount of Note
September 30, 2014	September 30, 2016	10%	$0.20	$249,565
December 31, 2014	December 31, 2016	10%	0.08	120,297
March 31, 2015	March 31, 2017	10%	0.11	73,979
Total				$443,831

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined that the underlying common stock is indexed to the Company's common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion features in the amounts of $249,565, $120,287, and $73,979 on September 30, 2014, December 31, 2014, and March 31, 2015, respectively. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. During the years ended March 31, 2015 and 2014, we amortized beneficial conversion discounts of $16,587 and $0, respectively, to interest expense.

Note 11: Commitments

During the next five years, we will need to repay $500,028 of principal due on our notes and convertible notes. The repayment schedule is as follows:

	Year ending March 31,
	2016	2017	2018	2019	2020	Total
Short-term notes	$5,000					$5,000
Long-term notes	-	-	-	-	$51,197	$51,197
Convertible notes	-	443,831	-	-	-	443,831
Total	$5,000	$443,831	-	-	$51,197	$500,028

The future minimum lease payments required under operating leases are as follows:

For the years ending March 31,
2016	$12,000
2017	3,000
2018	-
2019	-
2020	-
Total payments	$15,000

Note 12. Related Party Transactions

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Issuance of Preferred Stock

On May 9, 2014, the Company issued 1,000,000 shares of Series E preferred stock to Lozells Enterprises Inc., a Panama corporation, ("Lozells") in order for Lozells to retain control of the Company which could have been lost as a result of expected issuances of common stock for conversions of convertible notes payable. The Company recorded $137,500 of expense based on the fair value of the Series E preferred stock. Lozells owned 5,000,000 shares of common stock of the Company prior to this transaction.

Services Provided by KM Delaney & Assoc.

During the year ended March 31, 2015, KMDA has provided office space and certain administrative functions to the Company. The services provided include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As a part of the services provided to the Company, KMDA receives the advances from the lender (See Note 10.) and disburses those funds to the Company. During the year ended March 31, 2015, KMDA billed the Company $129,440 for those services. As of March 31, 2015, KMDA was owed $129,440 which is included in accounts payable on the balance sheet.

Note 13. Shareholders' Equity (Deficit)

Series E Preferred Stock

On May 9, 2014, the Board of Directors amended the Articles of Incorporation of the Company to designate Series E Preferred Stock. There are 1,000,000 shares of authorized Series E Preferred Stock with a par value of $0.000001 per share. All shares of Series E Preferred Stock rank subordinate to all of the Company's common stock. The shares of outstanding Series E Preferred Stock have the right to vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock such that the holders of outstanding shares of Series E Preferred Stock shall always constitute sixty-six and two thirds of the voting rights of the Company.

On May 9, 2014, the Board of Directors voted to issue 1,000,000 shares of Series E Preferred stock to Lozells Enterprises Inc., a significant shareholder of the Company's common stock. The shares were valued at $137,500.

Note 14. Business Segments

The Company has two reportable operating segments: (1) real estate investing and (2) real estate brokerage services. These reportable segments are managed separately due to differences in their products. Previously, we also had a segment providing basketball consulting and coaching services, which we discontinued on January 1, 2015.

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Year Ended March 31,
	2015	2014

REVENUE
Real estate investing	$14,142	$-
Real estate brokerage services	-	-
Basketball consulting	18,932	15,650
Corporate	-	-
	$33,074	$15,650

COST OF REVENUE
Real estate investing	$-	$-
Real estate brokerage services	-	-
Basketball consulting	16,500	2,666
Corporate	-	-
	$16,500	2,666

GENERAL AND ADMINISTRATIVE EXPENSE
Real estate investing	$45,428	$-
Real estate brokerage services	42,278	-
Basketball consulting	33,557	38,722
Corporate	612,992	12,188
	$734,255	$50,910

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	March 31, 2015	March 31, 2014

TOTAL ASSETS
Real estate investing	$140,882	$-
Real estate brokerage services	27,853	$-
Basketball consulting	-	$9,635
Corporate	19,280	-
	$149,455	$9,635

Note 15. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, March 31, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

On June 30, 2015, the Company refinanced $113,806 of non-interest bearing advances into a convertible note payable. The convertible note payable matures on June 30, 2017; it bears interest at 10% per year and is convertible into common shares at a rate of $0.03 per share. All principal and accrued interest is payable on the maturity date.

The holders of our convertible promissory note dated September 30, 2014 elected to converted principal and accrued interest into shares of common stock, at a rate of $0.02 per share:

	Amount Converted	Common Shares Issued
April 14, 2015	$80,000	400,000
April 23, 2015	60,000	300,000
April 24, 2015	80,000	400,000
May 22, 2015	43,785	218,923
	$263,785	1,318,923

The holders of our convertible promissory note dated September 30, 2014 elected to converted principal and accrued interest into shares of common stock, at a rate of $0.02 per share:

	Amount Converted	Common Shares Issued
July 1, 2015	$67,200	840,000
	$67,200	840,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2015

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Scott Wheeler 3200 Southwest Freeway, Suite 3300 Houston, TX 77027	42	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.

Mr. Wheeler was appointed as CEO and a member of the board of directors on February 3, 2014.

Biographies

Mr. Wheeler brings twenty years of real estate experience with progressive responsibility and demonstrated expertise in the acquisition and resale of loan portfolios and REO properties. From 2013 through the present, Mr. Wheeler was president of Mustang Investment & Property Group, LLC, a private company that is in the business of acquiring and rehabilitating single-family homes and developing vacant lots and land. From 2008 to the present, he was also the owner of Scott Wheeler Properties, LLC, a private company that managed a portfolio of distressed real estate assets. Mr. Wheeler is a licensed as a realtor with the Texas Real Estate Commission.

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

Our sole director is not an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

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

Our Board of Directors is comprised of solely of Mr. Wheeler who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST, AND SIMILAR MATTERS.

Code of Business Conduct and Ethics

We have not yet adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Wheeler is paid $120,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended March 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Scott Wheeler	2015	90,000	5,000	-	-	-	-	-	95,000
CEO	2014	-	-	-	-	-	-	-	-

Dave Taylor	2015	16,500	-	-	-	-	-	-	16,500
Former CEO	2014	23,543	-	-	-	-	-	-	23,543
	2013	24,832	-	-	-	-	-	-	24,832

Jason Hitt	2015	-	-	-	-	-	-	-	-
Former Secretary	2014	-	-	-	-	-	-	-	-
	2013	4,250	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT MARCH, 31, 2015

			Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Scott Wheeler	-	-	-	-	-	-	-	-	-

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Scott Wheeler. Mr. Wheeler also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company's inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2015 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of March 31, 2015, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the "Summary Compensation Table" and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Lozelles Enterprises Inc.	5,000,000	62.3%
San Francisco, 65 East Street, House No. 35
Panama City, Panama

Scott Wheeler	-	0.0%

All directors and executive officers as a group (1) person.	-	0.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by MaloneBailey, LLP and by Li and Company, PC, its previous independent accountants, for the years ended March 31, 2015 and 2014:

	2015	2014
Audit Fees billed by:
MaloneBailey, LLP	$10,000	-

Li and Company, PC	$9,500	$5,624

Audit Related Fees[1]	$-	$-

Tax Fees[2]	$-	$-

All Other Fees[3]	$-	$-

Total Fees	$19,500	5,624

Notes to the Accountants Fees Table:

(1) Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."

(2) Consists of fees for professional services rendered by our principal accountants for tax related services.

(3) Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit Fees," "Audit-Related Fees" and "Tax Fees" above.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by MaloneBailey LLP described above were approved by our Board.

The Company's principal accountant did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation [1]
3.2	Bylaws [1]
21	Subsidiaries of the Registrant [2]
31.1	Rule 13a-14(a) Certification of Chief Executive Officer [2]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer [2]
101	XBRL Interactive Data [2,3]

______________

(1) Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on May 8, 2012.

(2) Filed or furnished herewith.

(3) In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Taylor Consulting Inc.

Date: July 14, 2015	By	/s/ Scott Wheeler
Name: Scott Wheeler
Title: President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.

