Form 10-Q
period 2015-06-30
Taylor Consulting Inc.
filed 2015-08-18
CIK 1544597

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2015, there are 10,224,460 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Taylor Consulting Inc., a Delaware corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR CONSULTING INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	March 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$53,931	$21,392
Accounts receivable, net of bad debt allowance of $0 and $0, respectively	15,710	—
Security Deposits	750	750
Short-term property loans	2,238	$—
Total current assets	72,629	22,142

Fixed assets net of accumulated depreciation of $178 and $119, respectively	657	716
Land inventory	60,090	64,627
Assets of discontinued operations	61,726	61,970
TOTAL ASSETS	$195,102	$149,455

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$259,445	$223,015
Deferred revenue	—	1,000
Short-term notes payable to related party	5,000	5,000
Total current liabilities	264,445	229,015

Convertible notes payable, net of discount of $298,842 and $427,244, respectively	9,230	16,587
Note payable to related party	51,197	51,197
Accrued interest payable	9,724	16,686
Liabilities of discontinued operations	5,043	4,382
TOTAL LIABILITIES	339,639	317,867

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.000001 par value; 90,000,000 shares authorized; 9,384,460 shares and 8,065,537 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	9	8
Series E Preferred stock, $0.000001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	1	1
Additional paid-in capital	1,044,416	666,827
Accumulated deficit	(1,188,963)	(835,248)
Total stockholders’ deficit	(144,537)	(168,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$195,102	$149,455

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TAYLOR CONSULTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2015	2014

REVENUE	$53,829	$3,720
COST OF GOODS SOLD	4,537	—

GROSS PROFIT	49,292	3,720

OPERATING EXPENSES
General and administrative expenses	156,751	77,606

LOSS FROM OPERATIONS	(107,459)	(73,886)

OTHER INCOME (EXPENSE)
Interest expense	(249,465)	—

Net loss from continuing operations	(356,924)	(73,886)

Net income (loss) from discontinued operations	3,209	—

NET LOSS	$(353,715)	$(73,886)

NET INCOME (LOSS) PER COMMON SHARE: Basic and diluted
Continuing Operations	$(0.04)	(0.01)
Discontinued Operations	0.00	—
	$(0.04)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	9,016,504	8,020,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TAYLOR CONSULTING INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Series E Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2015	1,000,000	$1	8,065,537	$8	$666,827	$(835,248)	$(168,412)

Shares issued for conversion of notes payable	—	—	1,318,923	1	263,783	—	263,784
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	113,806	—	113,806
Net loss	—	—	—	—	—	(353,715)	(353,715)

BALANCE, June 30, 2015 (unaudited)	1,000,000	$1	9,384,460	$9	$1,044,416	$(1,188,963)	$(144,537)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TAYLOR CONSULTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(356,924)	$(73,886)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of discount on convertible note payable	242,208	—
Preferred stock issued for services	—	1
Depreciation	59	203
Amortization	—	333

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(15,710)	—
Deferred revenue	(1,000)	—
Land inventory	4,537	—
Prepaid expenses and other current assets	(2,238)	—
Income tax receivable	—	1,913
Accounts payable and accrued liabilities	36,430	48,945
Accrued interest payable	7,257	—
NET CASH USED IN OPERATING ACTIVITIES	(85,381)	(22,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	113,806	31,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	113,806	31,800

CASH FLOW FROM DISCONTINUED OPERATIONS:
Cash flow from operating activities	$4,114	$—
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	4,114	—

NET INCREASE (DECREASE) IN CASH	32,539	9,309

CASH, at the beginning of the period	21,392	3,075

CASH, at the end of the period	$53,931	$12,384

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Beneficial conversion discount on convertible note payable	$113,806	$—
Stock issued for conversion of convertible notes payable	$263,784	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TAYLOR CONSULTING INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Note 1. General Organization and Business

Taylor Consulting Inc. (“Taylor” or, collectively with its subsidiaries, the “Company”) was incorporated in Delaware on February 29, 2012. Taylor engaged in consulting to improve performance enhancement and maximization of basketball related activities. As of January 1, 2015, the Company has discontinued its basketball consulting business to focus on the real estate opportunities. Our year-end is March 31.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2015, the Company had a net loss of $353,715 and negative cash flow from operating activities of $85,381. As of June 30, 2015, the Company had negative working capital of $191,816. Management does not anticipate having positive cash flow from operations in the near future.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company, which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with generally accepted accounting (“GAAP”) principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the Consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These Consolidated financial statements should be read in conjunction with the Consolidated financial statements for the fiscal year ended March 31, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2016.

Note 4. Sale of Kent Storage

On July 31, 2015, we completed the sale of the Kent Storage (“Kent”) self-storage facility for $120,000.

We have recognized Kent as a discontinued operation, in accordance with ASU 205-20-45 Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity.

Assets and Liabilities of Discontinued Operations

	June 30, 2015	March 31, 2015
Assets of discontinued operations

Cash and cash equivalents	$1,962	$857
Accounts receivable	332	122
Prepaid expenses	607	607
Fixed assets	58,825	60,384
Total assets held for disposal	$61,726	$61,970

Liabilities of discontinued operations

Accounts payable	$3,705	$3,094
Customer security deposits	1,338	1,288
Total liabilities held for disposal	$5,043	$4,382

Income and Expenses of Discontinued Operations

	Three months ended June 30,
	2015	2014

Revenue	$4,375	$—
Cost of goods sold	—	—
Gross profit	4,375	—

General and administrative expenses	1,166	—

Income due to discontinued operations	$3,209	$—

Note 5. Note Payable to Related Party

Notes payable consisted of the following at June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Note payable in the original principal amount of $51,197, issued September 30, 2014 and due September 30, 2019, bearing interest at 5% per year.	$51,197	$51,197
Total notes payable to related party	51,197	51,197

The note is payable to Mustang Investments and Property Group, LLC, which is owned by Scott Wheeler, our CEO. It is secured by the 47 unimproved lots that were purchased with the proceeds. The interest on this note accrued each month and is payable along with the principal on the maturity date.

At June 30, 2015, we also have another $5,000 note payable due to Mustang Investments. The note is due on demand with no interest.

Note 6. Convertible Notes Payable

During the three months ended June 30, 2015, we received advances from View Ventures, Inc. totaling $113,806. Vista View Ventures paid the advances to KM Delaney and Associates (“KMDA”), and subsequently by KMDA to the Company on behalf of Vista View Ventures, Inc. These advances are typically converted to convertible notes on a quarterly basis as discussed below.

Convertible notes payable consisted of the following at June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Convertible note in the original principal amount of $249,565, issued September 30, 2014 and due September 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.20 per share	$—	$249,565
Convertible note in the original principal amount of $120,287, issued December 31, 2014 and due December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.08 per share.	120,287	120,287
Convertible note in the original principal amount of $73,979, issued March 31, 2015 and due March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.11 per share.	73,979	73,979
Convertible note in the original principal amount of $113,806, issued June 30, 2105 and due June 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share.	113,806	—
Total convertible notes payable	308,072	443,831

Less: discount on noncurrent convertible notes payable	(298,842)	(427,244)
Long-term convertible notes payable, net of discount	$9,230	16,587

All of the above notes are unsecured. All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the Company’s common stock.

Convertible notes issued

During the three months ended June 30, 2015, the Company has signed Convertible Promissory Notes totaling $113,806 with Vista View Ventures Inc. that refinance non-interest bearing advances into convertible notes payable. These notes are payable at maturity and bear interest at ten percent per year. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owning more than 4.99% of the Company’s outstanding common stock on the conversion date. The convertible promissory notes are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
June 30, 2015	June 30, 2017	10%	$0.03	$113,806
Total				$113,806

We evaluated the terms on the new note in accordance with ASC Topic No 815-40, Derivatives and Hedging – Contracts in Entity’s Own Stock, and determined that the underling common stock is indexed to our common stock. We determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date the note was issued, and deemed it less than the market value of underlying common stock at the inception of the note. Therefore, we recognized a beneficial conversion feature of $113,806 on June 30, 2015. The beneficial conversion feature was recorded as increase in additional paid-in capital and a discount to the convertible note payable. During the three months ended June 30, 2015 and 2014, we amortized beneficial conversion discounts of $242,208 and $0, respectively, to interest expense.

Conversions to Common Stock

During three months ended June 30, 2015, the holders of the Convertible Note Payable dated September 30, 2014 converted principal and accrued interest in the amounts show below into share of common stock at a rate of $0.20 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Discount amortized to interest expense
April 14, 2015	$80,000	400,000	$62,851
April 23, 2015	60,000	300,000	56,005
April 24, 2015	80,000	400,000	75,176
May 22, 2015	43,784	218,923	40,368
Total	$263,784	1,318,923	234,400

Note 7. Debt Commitments

During the next five years, we will need to repay $359,269 of principal due on our notes and convertible notes. The repayment schedule is as follows:

	Year ended March 31,
	2016	2017	2018	2019	2020	Total
Short-term notes	—	—	—	—	—	—
Long-term notes	—	—	—	—	$51,197	$51,197
Convertible notes	—	308,072	—	—	—	308,072
Total	—	$308,072	—	—	$51,197	$359,269

Note 8. Management Fees

During the three months ended June 30, 2015, KM Delaney & Associates has provided office space and certain administrative functions to the Company. The services include provision of a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As part of the services provided to us, KMDA receives advances from the lender (See Note 6.) and disburses those funds to us. During the three months ended June 30, 2015, KMDA billed us $108,000 for those services. This included $54,000 for the three months ended March 31, 2015, which we have previously accrued. As of June 30, 2015, we owed KMDA $237,440, which is included in accounts payable on the balance sheet.

Note 9. Stockholders’ Equity Conversion of shares

During three months ended June 30, 2015, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
April 14, 2015	$80,000	400,000
April 23, 2015	60,000	300,000
April 24, 2015	80,000	400,000
May 22, 2015	43,784	218,923
Total	$263,784	1,318,923

Note 10. Business Segments

The Company has two reportable operating segments: (1) real estate investing and (2) real estate brokerage services. These reportable segments are managed separately due to differences in their products. We discontinued our basketball consulting and coaching segment on January 1, 2015.

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Three months ended June 30,
	2015	2014

REVENUE
Real estate investing	$23,129	$—
Real estate brokerage services	30,700	—
Basketball consulting	—	3,720
Corporate	—	—
	$53,829	$3,720

GROSS PROFIT
Real estate investing	$18,592	$—
Real estate brokerage services	30,700	—
Basketball consulting	—	3,720
Corporate	—	—
	$49,292	3,720

GENERAL AND ADMINISTRATIVE EXPENSE
Real estate investing	$13,352	$70,105
Real estate brokerage services	26,448	—
Basketball consulting	—	7,501
Corporate	116,951	—
	$156,751	$77,606

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	June 30, 2015	March 31, 2015

TOTAL ASSETS
Real estate investing	$99,697	$140,882
Real estate brokerage services	32,826	8,080
Assets of discontinued operations	61,726	—
Corporate	854	493
	$195,102	$149,455

Note 11. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal quarter, June 30, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

On July 1, 2015, the holders of our convertible promissory note issued on December 31, 2014 converted $67,200 of principal and accrued interest into 840,000 shares of our common stock.

On July 31, 2015, we sold our Kent Storage self-storage facility for $120,000. See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Taylor Consulting Inc. (“Taylor” or, collectively with its subsidiaries, the “Company”) was incorporated in Delaware on February 29, 2012. Taylor engaged in consulting to improve performance enhancement and maximization of basketball related activities. As of January 1, 2015, the Company has discontinued its basketball consulting business to focus on the real estate opportunities. Our year-end is March 31.

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

Critical Accounting Policies

We prepare our Consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed Consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended March 31, 2015 on Form 10-K.

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenue

Revenue increased to $53,829 for the three months ended June 30, 2015, compared to $3,720 for the three months ended June 30, 2014. Our real estate investing company, “Third Avenue” began receiving revenue from property sales, accounting for $23,129 of the gain. White Buffalo, our real estate brokerage, began receiving commissions on property sales, accounting for a further $30,700. We received no revenue from basketball consulting services during the three months ended June 30, 2015.

Cost of Goods Sold

Cost of Goods Sold increased to $4,537 for the three months ended June 30, 2015, compared to $0 for the comparable period in 2014. Third Avenue recognized $4,537 of cost of sales, as it has begun selling properties that it previously acquired.

Gross Profit

Revenue increased to $49,292 for the three months ended June 30, 2015, compared to $3,720 for the three months ended June 30, 2014. The increase is because both Third Avenue and White Buffalo began earning revenue during the current period.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $156,751 and $77,606 for the three months ended June 30, 2015 and ended 2014, respectively. The increase was due to the increased activity at Third Avenue and White Buffalo, and an increase in professional fees.

Interest Expense

Interest expense increased from $0 for the three months ended June 30, 2014 to $249,465 for the three months ended June 30, 2015. Interest expense for the three months ended June 30, 2015 included amortization of discount on convertible notes payable in the amount of $242,208, compared to $0 for the comparable period of 2014. The remaining amount is the result of interest on our convertible notes during the current period. In the prior period, we held no interest-bearing loans.

Net Loss

We incurred a net loss of $353,715 for the three months ended June 30, 2015 as compared to $73,886 for the comparable period of 2014. The increase in the net loss was primarily the result of the increase in interest expense, primarily on our convertible notes.

Liquidity and Capital Resources

At June 30, 2015, we had cash on hand of $53,931. The company has negative working capital of $191,816. Net cash used in operating activities for the three months ended June 30, 2015 was $85,381. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2015.

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

This item is not applicable to small reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of June 30, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Change in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to have a material effect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

This item is not applicable to small reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 14, 2015, we issued 400,000 shares of common stock upon conversion of an $80,000 portion of a convertible note.

On April 23, 2015, we issued 300,000 shares of common stock upon conversion of a $60,000 portion of a convertible note.

On April 24, 2015, we issued 400,000 shares of common stock upon conversion of an $80,000 portion of a convertible note.

On May 22, 2015, we issued 218,923 shares of common stock upon conversion of a $43,785 portion of a convertible note.

Each issuance of securities was issued without registration in reliance of the exemption from registration Section 3(a)9 of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation[1]

3.2	Bylaws[1]

14	Code of Ethics[1]

21	Subsidiaries of the Registrant[3]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.[3]

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer.[3]

101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.[2,3]

_____________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on May 8, 2012

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith

(4)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Taylor Consulting Inc.

Date: August 18, 2015	By:	/s/ Scott Wheeler
Scott Wheeler
President, Secretary, Treasurer, Principal Executive Officer Principal Financial and Accounting Officer and Sole Director.

