Form 10-Q
period 2015-09-30
Taylor Consulting Inc.
filed 2015-11-16
CIK 1544597

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-181226

TAYLOR CONSULTING, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0721344
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

3200 Southwest Freeway, Suite 3300 Houston, Texas	77027
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:713-840-6099

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 16, 2015, there are 11,269,460 shares of common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Taylor Consulting, Inc., a Delaware corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR CONSULTING, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	March 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$140,319	$21,392
Land inventory	58,539	64,627
Accounts receivable, net of bad debt allowance of $0 and $0, respectively	871	—
Security deposits	750	750
Short-term property loans	1,416	$—
Total current assets	201,895	86,769

Fixed assets net of accumulated depreciation of $228 and $119, respectively	607	716
Assets of discontinued operations	—	61,970
TOTAL ASSETS	$202,502	$149,455

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$106,740	$223,015
Deferred revenue	—	1,000
Short-term notes payable to related party	5,000	5,000
Total current liabilities	111,740	229,015

Convertible notes payable, net of discount of $480,195 and $427,244, respectively	10,058	16,587
Note payable to related party	51,197	51,197
Accrued interest payable	9,222	16,686
Liabilities of discontinued operations	—	4,382
TOTAL LIABILITIES	182,217	317,867

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.000001 par value; 90,000,000 shares authorized; 10,734,460 and 8,065,537 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	11	8
Preferred Stock, $0.000001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	1	1
Additional paid-in capital	1,435,384	666,827
Accumulated deficit	(1,415,111)	(835,248)
Total stockholders' equity (deficit)	20,285	(168,412)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$202,502	$149,455

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TAYLOR CONSULTING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014

REVENUE	$65,929	$9,170	$12,100	$5,450
COST OF GOODS SOLD	7,177	—	2,640	—

GROSS PROFIT	58,752	9,170	9,460	5,450

OPERATING EXPENSES
General and administrative expenses	340,677	233,896	183,926	156,290

LOSS FROM OPERATIONS	(281,925)	(224,726)	(174,466)	(150,840)

OTHER INCOME (EXPENSE)
Interest expense	(357,792)	—	(108,327)	—
Interest Income	49	—	49	—
Other income (expense), net	(357,743)	—	(108,278)	—

Net loss from continuing operations	(639,668)	(224,726)	(282,744)	(150,840)

Net income (loss) from discontinued operations	6,772	(602)	3,563	(602)
Net gain on sale of discontinued operations	53,033	---	53,033	---
NET LOSS	$(579,863)	$(225,328)	$(226,148)	$(151,442)

NET INCOME (LOSS) PER COMMON SHARE: Basic and diluted
Continuing Operations	$(0.07)	$(0.03)	$(0.03)	$(0.02)
Discontinued Operations	0.01	(0.00)	0.01	(0.00)
Net Income/(Loss)	$(0.06)	$(0.03)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	9,663,782	8,020,000	10,304,025	8,020,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TAYLOR CONSULTING, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Series EPreferred Stock		Common Stock		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2015	1,000,000	$1	8,065,537	$8	$666,827	$(835,248)	$(168,412)

Shares issued for conversion of notes payable	—	—	2,668,923	3	371,782	—	371,785
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	396,775	—	396,775
Net loss	—	—	—	—	—	(579,863)	(579,863)

BALANCE, September 30, 2015 (unaudited)	1,000,000	$1	10,734,460	$11	$1,435,384	$(1,415,111)	$20,285

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TAYLOR CONSULTING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended September 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(579,863)	$(225,328)
(Income) loss from continuing operations	(59,805)	602
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	343,824	—
Preferred stock issued for services	—	1
Depreciation and amortization	109	1,383

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(871)	(170)
Land inventory	6,088	—
Prepaid expenses and other current assets	(1,416)	—
Income tax receivable	—	1,913
Accounts payable and accrued liabilities	(116,275)	96,140
Accrued interest payable	13,968	—
Deferred revenue	(1,000)	—
NET CASH USED IN OPERATING ACTIVITIES	(395,241)	(125,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	—	(64,627)
Capitalized website development	—	(7,720)
NET CASH USED IN INVESTING ACTIVITIES	—	(72,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	396,775	249,565
Proceeds from notes issued	—	51,197
NET CASH PROVIDED BY FINANCING ACTIVITIES	396,775	300,762

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flow from (used) in operating activities	117,393	(63,239)
NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS	117,393	(63,239)

NET INCREASE (DECREASE) IN CASH	118,927	39,717

CASH, at the beginning of the period	21,392	3,075

CASH, at the end of the period	$140,319	$42,792

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$—	$249,565
Beneficial conversion discount on convertible note payable	$396,775	$249,565
Conversion of convertible notes payable	$371,785	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TAYLOR CONSULTING, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

Note 1. General Organization and Business

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2015, the Company had a net loss of $579,863 and negative cash flow from operating activities of $395,241. As of September 30, 2015, the Company had working capital of $90,155. Management does not anticipate having positive cash flow from operations in the near future.

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

Management has plans to address the Company's financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company's business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company's financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company's ability to continue as a going concern.

In the long term, management believes that the Company's projects and initiatives will be successful and will provide cash flow to the Company, which will be used to finance the Company's future growth. However, there can be no assurances that the Company's planned activities will be successful, or that the Company will ultimately attain profitability. The Company's long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended March 31, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the six month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 4. Sale of Kent Storage

On July 31, 2015, we completed the sale of the Kent Storage ("Kent") self-storage facility for $120,000.

We have recognized Kent as a discontinued operation, in accordance with ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity.

Assets and Liabilities of Discontinued Operations

	September 30, 2015	March 31, 2015
Assets of discontinued operations

Cash and cash equivalents	$—	$857
Accounts receivable	—	122
Prepaid expenses	—	607
Fixed assets	—	60,384
Total assets held for disposal	$—	$61,970

Liabilities of discontinued operations

Accounts payable	$—	$3,094
Customer security deposits	—	1,288
Total liabilities held for disposal	$—	$4,382

Income and Expenses of Discontinued Operations

	Six months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014

Revenue	$6,495	$1,970	$2,120	$1,970

General and administrative expenses	277	(2,572)	1,443	(2,572)
Gain on sale of Kent Storage Units	53,033	—	53,033	—

Income/(loss) due to discontinued operations	$59,805	$(602)	$56,596	$(602)

General and administrative expenses were negative during the three and six months ended September 30, 2015, as we released excess accruals for property taxes upon sale of Kent Street Storage.

Note 5. Note Payable to Related Party

Notes payable consisted of the following at September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Note payable in the original principal amount of $51,197, issued September 30, 2014 and due September 30, 2019, bearing interest at 5% per year.	$51,197	$51,197
Total notes payable to related party	51,197	51,197

The note is payable to Mustang Investments and Property Group, LLC ("Mustang Investments"), which is owned by Scott Wheeler, our CEO. It is secured by the 47 unimproved lots that were purchased with the proceeds. The interest on this note accrued each month and is payable along with the principal on the maturity date.

At September 30, 2015, we also have another $5,000 note payable due to Mustang Investments. The note is due on demand with no interest.

Note 6. Convertible Notes Payable

During the six months ended September 30, 2015, we received advances from View Ventures, Inc. totaling $396,775. Vista View Ventures paid the advances to KM Delaney and Associates ("KMDA"), and subsequently by KMDA to the Company on behalf of Vista View Ventures, Inc. These advances are typically converted to convertible notes on a quarterly basis as discussed below.

Convertible notes payable consisted of the following at September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Convertible note in the amount of $249,565, issued September 30, 2014, maturing September 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.20 per share	$—	$249,565
Convertible note in the amount of $120,297, issued December 31, 2014, maturing December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.08 per share.	19,499	120,287
Convertible note in the amount of $73,979, issued March 31, 2015, maturing March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.11 per share.	73,979	73,979
Convertible note in the amount of $113,806, issued June 30, 2105, maturing June 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share.	113,806	—
Convertible note in the amount of $282,969, issued September 30, 2015, maturing September 30, 2018, bearing interest at 10% per year, convertible into common stock at a rate of $0.02 per share.	282,969
Total convertible notes payable	490,253	443,831

Less: discount on noncurrent convertible notes payable	(480,195)	(427,244)
Long-term convertible notes payable, net of discount	$10,058	16,587

All of the above notes are unsecured. All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the Company's common stock.

Convertible notes issued

During the six months ended September 30, 2015, the Company has signed Convertible Promissory Notes totaling $396,775 with Vista View Ventures Inc. that refinance non-interest bearing advances into convertible notes payable. These notes are payable at maturity and bear interest at ten percent per year. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owning more than 4.99% of the Company's outstanding common stock on the conversion date. The convertible promissory notes are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
June 30, 2015	June 30, 2017	10%	$0.03	$113,806
September 30, 2015	September 30, 2018	10%	0.02	282,969
Total				$396,775

We evaluated the terms on the new note in accordance with ASC Topic No 815-40, Derivatives and Hedging – Contracts in Entity's Own Stock, and determined that the underling common stock is indexed to our common stock. We determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date the note was issued, and deemed it less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion features of $113,806 and $282,969 on June 30, 2015 and September 30, 2015, respectively. The beneficial conversion features were recorded as increase in additional paid-in capital and a discount to the convertible note payable. During the six months ended September 30, 2015 and 2014, we amortized beneficial conversion discounts of $343,824 and $0, respectively, to interest expense.

Conversions to Common Stock

During the six months ended September 30, 2015 and subsequent to quarter end, the Company's primary Convertible Note Holder, Vista View Ventures, has sold or assigned portions of their Convertible debt to third parties. The third parties who have been assigned debt are Montego Blue Enterprises Corporation, Groupers Invest Ltd., and Jaxon Group Corp. During the six months ended September 30, 2015, the client has sold or assigned $80,000 to Groupers Invest Ltd. and $157,600 to Montego Blue Enterprises Corporation. These portions of the notes are converted upon assignment, and therefore no outstanding debt at period-end is owed to any entity other than Vista View Ventures. There were no modifications of the terms of debt made during the assignment.

During the six months ended September 30, 2015, Vista View Ventures, Groupers Invest, and Montego Blue Enterprises converted, in the aggregate, principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.20 per share in connection with the Convertible Note Payable dated September 30, 2014. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Discount amortized to interest expense
April 14, 2015	$80,000	400,000	$62,851
April 23, 2015	60,000	300,000	56,005
April 24, 2015	80,000	400,000	75,176
May 22, 2015	43,785	218,923	40,368
Total	$263,785	1,318,923	234,400

During the six months ended September 30, 2015, Vista View Ventures and Montego Blue Enterprises converted, in the aggregate, principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.08 per share in connection with the Convertible Note Payable dated December 31, 2014. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Discount amortized to interest expense
July 1, 2015	67,200	840,000	57,651
September 14, 2015	40,800	510,000	35,714
Total	$108,000	1,350,000	93,365

Note 7. Debt Commitments

During the next five years, we will need to repay $541,450 of principal due on our notes and convertible notes. The repayment schedule is as follows:

	Twelve months ended September 30,
	2016	2017	2018	2019	2020	Total
Convertible notes payable	—	$207,284	$282,969	—	—	$490,253
Notes payable	—	—	—	$51,197	—	$51,197
Capital lease obligation	—	—	—	—	—	—
Other debt	—	—	—	—	—	—
Total	—	$207,284	$282,969	$51,197	—	$541,450

Note 8. Related Party Transactions

During the six months ended September 30, 2015, KM Delaney & Associates has provided office space and certain administrative functions to the Company. The services include provision of a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As part of the services provided to us, KMDA receives advances from the lender (see footnote 4) and disburses those funds to us. During the six months ended September 30, 2015, KMDA billed us $88,881 for those services. This included $54,000 for the three months ended March 31, 2015, which we have previously accrued. As of September 30, 2015, we owed KMDA $100,376, which is included in accounts payable on the balance sheet.

Note 9. Stockholders' EquityConversion of shares

During six months ended September 30, 2015, we issued 2,668,923 shares of common stock as a result of conversions of convertible notes payable principal and accrued interest of $371,785.

Note 10. Business Segments

The Company has two reportable operating segments: (1) real estate investing and (2) real estate brokerage services. These reportable segments are managed separately due to differences in their products. We discontinued our basketball consulting and coaching segment on January 1, 2015.

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Six months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014

REVENUE
Real estate investing	$29,129	$1,150	$6,000	$1,150
Real estate brokerage services	36,800	—	6,100	—
Basketball consulting	—	8,020	—	4,300
Corporate	—	—	—	—
	$65,929	$9,170	$12,100	$5,450

GROSS PROFIT
Real estate investing	$21,951	$1,150	$3,359	$1,150
Real estate brokerage services	36,801	—	6,101	—
Basketball consulting	—	8,020	—	4,300
Corporate	—	—	—	—
	$58,752	9,170	$9,460	5,450

GENERAL AND ADMINISTRATIVE EXPENSE
Real estate investing	$23,686	$7,567	$10,334	$7,567
Real estate brokerage services	49,189	—	22,741	—
Basketball consulting	—	—	—	—
Corporate	267,802	226,329	150,851	148,723
	$340,677	$233,896	$183,926	$156,290

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	September 30, 2015	March 31, 2015

TOTAL ASSETS
Real estate investing	$194,391	$78,912
Real estate brokerage services	6,737	7,179
Discontinued operations	—	61,970
Corporate	1,374	1,394
	$202,502	$149,455

Note 11. Subsequent Events

The Company evaluated material events occurring between the end of our reporting period, September 30, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

On October 26, 2015, Jaxon Group Corp. converted $58,850 of principal and accrued interest into 535,000 shares of common stock in connection with our convertible promissory note issued on March 31, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report for the year ended March 31, 2015 on Form 10-K.

Results of Operations

Six months ended September 30, 2015 compared to the six months ended September 30, 2014.

Revenue

Revenue increased to $65,929 for the six months ended September 30, 2015, compared to $9,170 for the six months ended September 30, 2014. The increase is due to increased property sales by Third Avenue, our real estate investing company and increased broker commissions from White Buffalo, our real estate brokerage services company.

Cost of Goods Sold

Cost of goods sold increased to $7,177 for the six months ended September 30, 2015, compared to $0 for the comparable period in 2014. This related entirely to unimproved real estate sold by Third Avenue.

Gross Profit

Gross profit increased to $58,752 for the six months ended September 30, 2015, compared to $9,170 for the six months ended September 30, 2014. The increase is because both Third Avenue and White Buffalo began earning revenue during the current year.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $340,677 and $233,896 for the six months ended September 30, 2015 and 2014, respectively. The increase was due to the increased activity at Third Avenue and White Buffalo, and an increase in professional fees.

Interest Expense

Interest expense increased from $0 for the six months ended September 30, 2014 to $357,792 for the six months ended September 30, 2015. Interest expense for the six months ended September 30, 2015 included amortization of discount on convertible notes payable in the amount of $343,824, compared to $0 for the comparable period of 2014. The remaining amount is the result of interest on our convertible notes during the current period. In the prior period, we held no interest-bearing loans.

Net Loss

We incurred a net loss of $579,863 for the six months ended September 30, 2015 as compared to $225,328 for the comparable period of 2014. The decrease in the net loss was primarily the result of the increase in interest expense, primarily on our convertible notes.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenue

Revenue increased to $12,100 for the three months ended September 30, 2015, compared to $5,450 for the three months ended September 30, 2014 due to higher sales of unimproved real estate and increased real estate commissions.

Cost of Goods Sold

Cost of goods sold increased to $2,640 for the three months ended September 30, 2015, compared to $0 for the comparable period in 2014. During the period ended September 30, 2014, our revenue came from sources that provided services, and did not incur cost of sales.

Gross Profit

Gross profit increased to $9,460 for the six months ended September 30, 2015, compared to $5,450 for the three months ended September 30, 2014 as a result of to higher sales of unimproved real estate and increased real estate commissions.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $183,926 and $156,290 for the three months ended September 30, 2015 and 2014, respectively. The increase is due to higher professional fees and higher costs at our Third Avenue and White Buffalo subsidiaries as they began earning revenue.

Interest Expense

Interest expense increased from $0 for the three months ended September 30, 2014 to $108,327 for the six months ended September 30, 2015. Interest expense for the three months ended September 30, 2015 included amortization of discount on convertible notes payable in the amount of $101,616, compared to $0 for the comparable period of 2014. The remaining amount is the result of interest on our convertible notes during the current period. In the prior period, we held no interest-bearing loans.

Net Loss

We incurred a net loss of $226,148 for the three months ended September 30, 2015 as compared to $151,442 for the comparable period of 2014. The increase in the net loss was primarily the result of increased interest expense and higher professional fees.

Liquidity and Capital Resources

At September 30, 2015, we had cash on hand of $140,319. The company has working capital of $90,155 . Net cash used in operating activities for the six months ended September 30, 2015 was $395,241. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of September 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

17

1.

As of September 30, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

On July 1, 2015, we issued 67,200 shares of common stock upon conversion of a $67,200 portion of a convertible note.

On September 14, 2015, we issued 510,000 shares of common stock upon conversion of a $40,800 portion of a convertible note.

Each issuance of securities was issued without registration in reliance of the exemption from registration Section 3(a)9 of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation[1]
3.2	Bylaws[1]
14	Code of Ethics[1]
21	Subsidiaries of the Registrant[3]
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer.
101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.[2,3]

_________________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on May 8, 2012

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

(3)	Filed or furnished herewith

(4)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Taylor Consulting, Inc.

Date: November 16, 2015	BY:	/s/ Scott Wheeler
Scott Wheeler
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.

