Form 10-Q
period 2015-12-31
Taylor Consulting Inc.
filed 2016-02-22
CIK 1544597

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-181226

TAYLOR CONSULTING, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0721344
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

3200 Southwest Freeway, Suite 3300 Houston, Texas	77027
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: 713-840-6099

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 4, 2016, there are 11,694,463 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR CONSULTING, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2015	March 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,202	$21,392
Security Deposits	750	750
Short-term property loans	$2,026	$—
Total current assets	11,978	22,142

Fixed assets net of accumulated depreciation of $271 and $119, respectively	564	716
Land held for sale	56,053	64,627
Assets of discontinued operations	—	61,970
TOTAL ASSETS	$68,595	$149,455

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$52,054	$223,015
Advances payable	8,775	—
Deferred revenue	—	1,000
Short-term notes payable to related party	$5,000	$5,000
Total current liabilities	65,829	229,015

Convertible notes payable, net of discount of $487,350 and $427,244, respectively	15,310	16,587
Note payable to related party	—	51,197
Accrued interest payable	12,869	16,686
Liabilities of discontinued operations	$—	$4,382
TOTAL LIABILITIES	94,008	317,867

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Common Stock, $0.000001 par value; 90,000,000 shares authorized; 11,694,463 shares and 8,065,537 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	12	8
Preferred Stock, $0.000001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	1	1
Additional paid-in capital	1,639,430	666,827
Accumulated deficit	(1,664,856)	(835,248)
Total stockholders' deficit	(25,413)	(168,412)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$68,595	$149,455

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TAYLOR CONSULTING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014

REVENUE	$81,297	$17,232	$15,368	$9,392
COST OF GOODS SOLD	16,433	3,234	9,256	1,773

GROSS PROFIT	64,864	13,998	6,112	7,619

OPERATING EXPENSES
General and administrative expenses	486,592	410,168	145,915	177,733

LOSS FROM OPERATIONS	(421,728)	(396,170)	(139,803)	(170,114)

OTHER INCOME (EXPENSE)
Interest expense	(467,763)	(15,188)	(109,971)	(15,188)
Interest Income	78	—	29	—

Net loss from continuing operations	(889,413)	(411,358)	(249,745)	(185,302)

Net income from discontinued operations	59,805	2,437	—	1,709

NET LOSS	$(829,608)	$(408,921)	$(249,745)	$(183,593)

NET LOSS PER COMMON SHARE:
Basic and diluted
Continuing Operations	$(0.09)	(0.05)	(0.02)	(0.02)
Discontinued Operations	0.01	0.00	—	0.00
Net loss	$(0.08)	$(0.05)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: Basic and diluted	10,219,919	8,020,000	11,326,146	8,020,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TAYLOR CONSULTING, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Series E Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2015	1,000,000	$1	8,065,537	$8	$666,827	$(835,248)	$(168,412)

Shares issued for conversion of notes payable	—	—	3,628,926	4	469,943	—	469,947
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	502,660	—	502,660
Net loss	—	—	—	—	—	(829,608)	(829,608)

BALANCE, December 31, 2015	1,000,000	$1	11,694,463	$12	$1,639,430	$(1,664,856)	$(25,413)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TAYLOR CONSULTING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended December 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(829,608)	$(408,921)
Less: income from discontinued operations	(59,805)	(2,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	442,554	7,607
Preferred stock issued for services	—	1
Depreciation and amortization	152	2,576

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	—	90
Land inventory	8,574	—
Prepaid expenses and other current assets	(2,026)	—
Income tax receivable	—	1,913
Accounts payable and accrued liabilities	(162,186)	140,502
Deferred revenue	(1,000)	—
Accrued interest payable	22,299	—
NET CASH USED IN OPERATING ACTIVITIES	(581,046)	(258,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	—	(64,627)
Capitalized website development	—	(8,066)
NET CASH USED IN INVESTING ACTIVITIES	—	(72,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	502,660	369,852
Proceeds from related party notes issued	—	51,197
Repayments of related party notes	(51,197)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	451,463	421,049

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities	117,393	6,911
Net cash used in investing activities	—	(64,680)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	117,393	(57,769)

NET INCREASE (DECREASE) IN CASH	(12,190)	31,918

CASH, at the beginning of the period	21,392	3,075

CASH, at the end of the period	$9,202	$34,993

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,910	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$502,660	$369,852
Beneficial conversion discount on convertible note payable	$502,660	$369,852
Conversion of convertible notes payable.	$469,947	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TAYLOR CONSULTING, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2015, the Company had a net loss of $829,608 and negative cash flow from operating activities of $581,046. As of December 31, 2015, the Company had negative working capital of $53,851. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with generally accepted accounting ("GAAP") principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended March 31, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the nine month period ended December 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2016.

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

Assets and Liabilities of Discontinued Operations

	December 31, 2015	March 31, 2015
Assets of discontinued operations

Cash and cash equivalents	$—	$857
Accounts receivable	—	122
Prepaid expenses	—	607
Fixed assets	—	60,384
Total assets held for disposal	$—	$61,970

Liabilities of discontinued operations

Accounts payable	$—	$3,094
Customer security deposits	—	1,288
Total liabilities held for disposal	$—	$4,382

Income and Expenses of Discontinued Operations

	Nine months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014

Revenue	$119,125	$8,365	$—	$5,065
Cost of goods sold	59,598	—	—	—
Gross profit	59,527	8,365	—	5,065

General and administrative expenses	(278)	5,928	—	3,356

Loss due to discontinued operations	$59,805	$2,437	$—	$1,709

General and administrative expenses were negative during the three and nine months ended December 31, 2015, as we released excess accruals for property taxes upon sale of Kent Street Storage.

Note 5. Note Payable to Related Party

On September 30, 2014 we entered into a note for $51,197 with Mustang Investments and Property Group, LLC, which is owned by Scott Wheeler, our CEO. The proceeds of this note were used to purchase land for resale. On November 19, 2015 we paid the full principal and accrued interest on the note in full. As of December 31, 2015, we owed nothing on this note.

At December 31, 2015, we have another $5,000 note payable due to Mustang Investments. The note is due on demand with no interest.

Note 6. Convertible Notes Payable

During the nine months ended December 31, 2015, we received advances from Vista View Ventures, Inc. totaling $502,660. Vista View Ventures paid the advances to KM Delaney and Associates ("KMDA"), and subsequently by KMDA to the Company on behalf of Vista View Ventures, Inc. These advances are typically converted to convertible notes on a quarterly basis as discussed below.

Convertible notes payable consisted of the following at December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Convertible note in the amount of $249,565, issued September 30, 2014, maturing September 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.20 per share	$—	$249,565
Convertible note in the amount of $120,297, issued December 31, 2014, maturing December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.08 per share.	—	120,287
Convertible note in the amount of $73,979, issued March 31, 2015, maturing March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.11 per share.	—	73,979
Convertible note in the amount of $113,806, issued June 30, 2015, maturing June 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share.	113,806	—
Convertible note in the amount of $282,969, issued September 30, 2015, maturing September 30, 2018, bearing interest at 10% per year, convertible into common stock at a rate of $0.02 per share.	282,969	—
Convertible note in the amount of $105,885, issued December 31, 2015, maturing December 31, 2018, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share.	105,885	—
Total convertible notes payable	502,660	443,831

Less: discount on noncurrent convertible notes payable	(487,350)	(427,244)
Long-term convertible notes payable, net of discount	$15,310	16,587

All of the above notes are unsecured. All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the Company's common stock.

Convertible notes issued

During the nine months ended December 31, 2015, the Company signed Convertible Promissory Notes totaling $502,660 with Vista View Ventures Inc. that refinance non-interest bearing advances into convertible notes payable. These notes are payable at maturity and bear interest at ten percent per year. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owning more than 4.99% of the Company's outstanding common stock on the conversion date. The convertible promissory notes are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
June 30, 2015	June 30, 2017	10%	$0.03	$113,806
September 30, 2015	September 30, 2018	10%	0.02	282,969
December 31, 2015	December 31, 2018	10%	0.01	105,885
Total				$502,660

We evaluated the terms on the new note in accordance with ASC Topic No 815-40, Derivatives and Hedging – Contracts in Entity's Own Stock, and determined that the underling common stock is indexed to our common stock. We determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date the note was issued, and deemed it less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discounts of $113,806, $282,969 and $105,885 on June 30, 2015, September 30, 2015 and December 31, 2015, respectively. The beneficial conversion discounts were recorded as increase in additional paid-in capital and a discount to the convertible note payable. During the nine months ended December 31, 2015 and 2014, we amortized beneficial conversion discounts of $442,554 and $7,607, respectively, to interest expense.

Conversions to Common Stock

During nine months ended December 31, 2015, the holders of the Convertible Note Payable dated September 30, 2014 converted principal and accrued interest in the amounts show below into share of common stock at a rate of $0.20 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Discount amortized to interest expense
April 14, 2015	$80,000	400,000	$62,851
April 23, 2015	60,000	300,000	56,005
April 24, 2015	80,000	400,000	75,176
May 22, 2015	43,785	218,923	40,368
Total	$263,785	1,318,923	$234,400

During nine months ended December 31, 2015, the holders of the Convertible Note Payable dated December 31, 2014 converted principal and accrued interest in the amounts show below into share of common stock at a rate of $0.08 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Discount amortized to interest expense
July 1, 2015	$67,200	840,000	$57,651
September 14, 2015	40,800	510,000	35,714
November 16, 2015	19,836	247,944	16,625
Total	$127,836	1,597,944	$109,990

During nine months ended December 31, 2015, the holders of the Convertible Note Payable dated March 31, 2014 converted principal and accrued interest in the amounts show below into share of common stock at a rate of $0.11 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Discount amortized to interest expense
October 26, 2015	$58,850	535,000	$51,176
November 16, 2015	19,476	177,059	18,060
Total	$78,326	712,059	$69,236

Note 7. Debt Commitments

During the next five years, we will need to repay $502,660 of principal due on our notes and convertible notes. The repayment schedule is as follows:

	Twelve months ended December 31,
	2016	2017	2018	2019	2020	Total
Convertible notes payable	—	$113,806	$388,854	—	—	$502,660
Notes payable	—	—	—	—	—	—
Other debt	—	—	—	—	—	—
Total	—	$113,806	$388,854	—	—	$502,660

Note 8. Related Party Transactions

During the nine months ended December 31, 2015, KM Delaney & Associates has provided office space and certain administrative functions to the Company. The services include provision of a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As part of the services provided to us, KMDA receives advances from the lender (see footnote 4) and disburses those funds to us. During the nine months ended December 31, 2015, KMDA billed us $142,881 for those services. This included $54,000 for the three months ended March 31, 2015, which we have previously accrued. As of December 31, 2015, we owed KMDA $26,481, which is included in accounts payable on the balance sheet.

Note 9. Stockholders' Equity

Conversion of shares

During nine months ended December 31, 2015, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
April 14, 2015	$80,000	400,000
April 23, 2015	60,000	300,000
April 24, 2015	80,000	400,000
May 22, 2015	43,785	218,923
July 1, 2015	67,200	840,000
September 14, 2015	40,800	510,000
October 26, 2015	58,850	535,000
November 16, 2015	19,476	177,059
November 16, 2015	19,836	247,944
Total	$469,947	3,628,926

Note 10. Business Segments

The Company has two reportable operating segments: (1) real estate investing and (2) real estate brokerage services. These reportable segments are managed separately due to differences in their products. We discontinued our basketball consulting and coaching segment on January 1, 2015.

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Nine months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014

REVENUE
Real estate investing	$41,250	$—	$12,120	$—
Real estate brokerage services	40,048	—	3,248	—
Basketball consulting	—	17,232	—	9,392
Corporate	—	—	—	—
	$81,297	$17,232	$15,368	$9,392

GROSS PROFIT
Real estate investing	$23,465	$—	$1,514	$—
Real estate brokerage services	41,399	—	4,598	—
Basketball consulting	—	13,998	—	7,619
Corporate	—	—	—	—
	$64,864	$13,998	$6,112	$7,619

GENERAL AND ADMINISTRATIVE EXPENSE
Real estate investing	$34,829	$20,315	$11,143	$14,210)
Real estate brokerage services	71,373	—	22,184	—
Basketball consulting	—	—	—	—
Corporate	380,390	389,853	112,588	163,523
	$486,592	$410,168	$145,915	$177,733

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	December 31, 2015	March 31, 2015

TOTAL ASSETS
Real estate investing	$65,705	$78,912
Real estate brokerage services	2,073	7,179
Discontinued operations	—	61,970
Corporate	816	1,394
	$68,595	$149,455

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONSOVERVIEW

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

Results of Operations

Nine months ended December 31, 2015 compared to the nine months ended December 31, 2014.

Revenue

Revenue increased to $81,297 for the nine months ended December 31, 2015, compared to $17,232 for the nine months ended December 31, 2014. The increase is due to increased property sales by Third Avenue, our real estate investing company and increased broker commissions from White Buffalo, our real estate brokerage services company.

Cost of Goods Sold

Cost of Goods Sold increased to $16,433 for the nine months ended December 31, 2015, compared to $3,234 for the comparable period in 2014. This related entirely to unimproved real estate sold by Third Avenue.

Gross Profit

Gross profit increased to $64,864 for the nine months ended December 31, 2015, compared to $13,998 for the nine months ended December 31, 2014. The increase is because both Third Avenue and White Buffalo began earning revenue during the current year.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $486,592 and $410,168 for the nine months ended December 31, 2015 and ended 2014, respectively. The increase was due to the increased activity at Third Avenue and White Buffalo, and an increase in professional fees.

Interest Expense

Interest expense increased from $15,188 for the nine months ended December 31, 2014 to $467,763 for the nine months ended December 31, 2015. Interest expense for the nine months ended December 31, 2015 included amortization of discount on convertible notes payable in the amount of $442,554, compared to $7,607 for the comparable period of 2014. The remaining amount is the result of interest on our convertible notes during the current period. In the prior period, we held no interest-bearing loans.

Net Loss

We incurred a net loss of $829,608 for the nine months ended December 31, 2015 as compared to $408,921 for the comparable period of 2014. The decrease in the net loss was primarily the result of the increase in interest expense, primarily on our convertible notes.

Three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Revenue

Revenue increased to $15,368 for the three months ended December 31, 2015, compared to $9,392 for the three months ended December 31, 2014 due to higher sales of unimproved real estate and increased real estate commissions.

Cost of Goods Sold

Cost of Goods Sold increased to $9,256 for the three months ended December 31, 2015, compared to $1,773 for the comparable period in 2014. During the period ended December 31, 2014, our revenue came from sources that provided services, and did not incur cost of sales.

Gross Profit

Revenue decreased to $6,112 for the nine months ended December 31, 2015, compared to $7,619 for the three months ended December 31, 2014 as a result of to higher sales of unimproved real estate and increased real estate commissions.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $145,915 and $177,733 for the three months ended December 31, 2015 and ended 2014, respectively. The decrease is due to lower spending on professional fees.

Interest Expense

Interest expense increased from $15,188 for the three months ended December 31, 2014 to $109,971 for the nine months ended December 31, 2015. Interest expense for the three months ended December 31, 2015 included amortization of discount on convertible notes payable in the amount of $98,731, compared to $7,607 for the comparable period of 2014. The remaining amount is the result of interest on our convertible notes during the current period. In the prior period, we held no interest-bearing loans.

Net Loss

We incurred a net loss of $249,745 for the three months ended December 31, 2015 as compared to $183,593 for the comparable period of 2014. The increase in the net loss was primarily the result of increased interest expense.

Liquidity and Capital Resources

At December 31, 2015, we had cash on hand of $9,202. The company has negative working capital of $53,851. Net cash used in operating activities for the nine months ended December 31, 2015 was $581,046. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2015, we issued 535,000 shares of common stock upon conversion of a $58,850 portion of a convertible promissory note.

On November 16, 2015, we issued 177,059 shares of common stock upon conversion of a $19,476 portion of a convertible promissory note.

On November 16, 2015, we issued 247,944 shares of common stock upon conversion of a $19,836 portion of a convertible promissory note.

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

__________________

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

Taylor Consulting, Inc.

Date: February 22, 2016	By:	/s/ Scott Wheeler
Scott Wheeler
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.

